Form 10-Q
period 2016-06-30
Cotiviti Holdings, Inc.
filed 2016-08-10
CIK 1657197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

◻         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Cotiviti Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

001-37787 (Commission File Number)	46-0595918 (IRS Employer Identification No.)
115 Perimeter Center Place Suite 700 Atlanta, GA 30346 (Address of principal executive offices)	30346 (Zip Code)

(770) 379-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2016 was 90,170,462.

PART I - FINANCIAL INFORMATION

ITEM 1.      Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,703	$149,365
Restricted cash	7,566	10,741
Accounts receivable, net of allowance for doubtful accounts of $761 and $1,053 at June 30, 2016 and December 31, 2015, respectively; and net of estimated allowance for refunds and appeals of $45,495 and $33,406 at June 30, 2016 and December 31, 2015, respectively	74,674	78,856
Prepaid expenses and other current assets	13,237	24,044
Deferred tax assets	38,233	32,919
Total current assets	179,413	295,925
Property and equipment, net	60,703	57,452
Goodwill	1,196,585	1,197,044
Intangible assets, net	563,863	594,410
Other long-term assets	2,864	2,176
TOTAL ASSETS	$2,003,428	$2,147,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,100	$21,099
Customer deposits	7,566	10,741
Accounts payable and accrued other expenses	30,223	29,521
Accrued compensation costs	37,775	42,902
Estimated liability for refunds and appeals	70,574	67,775
Total current liabilities	154,238	172,038
Long-term liabilities:
Long-term debt	795,563	1,012,971
Other long-term liabilities	9,628	12,199
Deferred tax liabilities	157,176	162,203
Total long-term liabilities	962,367	1,187,373
Total liabilities	1,116,605	1,359,411
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock ($0.001 par value; 600,000,000 and 122,000,000 shares authorized, 90,177,862 and 77,237,711 issued, and 90,170,462 and 77,230,311 outstanding at June 30, 2016 and December 31, 2015, respectively)	90	77
Additional paid-in capital	888,893	807,419
Retained earnings (deficit)	4,042	(14,935)
Accumulated other comprehensive loss	(6,104)	(4,867)
Treasury stock, at cost (7,400 shares at June 30, 2016 and December 31, 2015)	(98)	(98)
Total stockholders’ equity	886,823	787,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,003,428	$2,147,007

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$158,291	$133,306	$301,009	$252,944
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	55,285	44,528	108,746	86,504
Other costs of revenue	5,275	4,621	10,673	8,983
Total cost of revenue	60,560	49,149	119,419	95,487
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	23,176	17,443	42,286	35,589
Other selling, general and administrative expenses	14,945	14,756	30,174	28,072
Total selling, general and administrative expenses	38,121	32,199	72,460	63,661
Depreciation and amortization of property and equipment	4,811	2,775	9,646	5,497
Amortization of intangible assets	15,208	15,410	30,415	30,819
Transaction-related expenses	653	—	893	—
Total operating expenses	119,353	99,533	232,833	195,464
Operating income	38,938	33,773	68,176	57,480
Other expense (income):
Interest expense	14,660	16,753	30,720	33,675
Loss on extinguishment of debt	7,068	4,084	7,068	4,084
Other non-operating (income) expense	(359)	(21)	(658)	(197)
Total other expense (income)	21,369	20,816	37,130	37,562

Income from continuing operations before income taxes	17,569	12,957	31,046	19,918
Income tax expense	6,676	5,177	12,069	8,503
Income from continuing operations	10,893	7,780	18,977	11,415
Gain on discontinued operations, net of tax	—	—	—	559
Net income	$10,893	$7,780	$18,977	$11,974
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(645)	905	(671)	(239)
Change in fair value of derivative instruments (net of related taxes of $160 and $208 for the three months ended June 30, 2016 and 2015, respectively and $453 and $519 for the six months ended June 30, 2016 and 2015, respectively)	(84)	(494)	(566)	(1,568)
Total other comprehensive (loss) income	(729)	411	(1,237)	(1,807)
Comprehensive income	$10,164	$8,191	$17,740	$10,167

Earnings per share from continuing operations:
Basic	$0.13	$0.10	$0.24	$0.15
Diluted	0.13	0.10	0.24	0.14
Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	—	—	—	0.01
Total earnings per share:
Basic	$0.13	$0.10	$0.24	$0.16
Diluted	0.13	0.10	0.24	0.15

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,977	$11,974
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(9,797)	(2,171)
Depreciation and amortization	40,061	36,316
Stock-based compensation expense	4,502	1,219
Amortization of debt issuance costs	2,675	2,878
Accretion of asset retirement obligations	92	76
Loss on extinguishment of debt	7,068	4,084
Gain on discontinued operations	—	(900)
Changes in operating assets and liabilities:
Restricted cash	3,176	10,298
Accounts receivable	4,182	(7,358)
Other current assets	9,625	(249)
Other long-term assets	(688)	894
Customer deposits	(3,176)	(10,298)
Accrued compensation	(5,127)	(10,594)
Accounts payable and accrued other expenses	(1,295)	(18,897)
Estimated liability for refunds and appeals	2,799	(4,296)
Other long-term liabilities	98	(156)
Other	(598)	24
Net cash provided by operating activities	72,574	12,844
Cash flows from investing activities:
Expenditures for property and equipment	(14,019)	(6,324)
Other investing activities	1,181	406
Net cash used in investing activities	(12,838)	(5,918)
Cash flows from financing activities:
Net proceeds from issuance of common stock	226,929	—
Proceeds from exercise of stock options	56	—
Dividends paid	(150,000)	—
Payment of debt issuance costs	—	(1,086)
Repayment of debt	(240,150)	(4,050)
Net cash used in financing activities	(163,165)	(5,136)
Effect of foreign exchanges on cash and cash equivalents	(233)	(124)
Net (decrease) increase in cash and cash equivalents	(103,662)	1,666
Cash and cash equivalents at beginning of period	149,365	118,612
Cash and cash equivalents at end of the period	$45,703	$120,278
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,268	$29,435
Cash paid for interest	27,795	30,733
Noncash investing activities (accrued property and equipment purchases)	11,779	1,398

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of analytics‑driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies. We work with approximately 40 healthcare organizations, including eight of the ten largest U.S. commercial, Medicaid and Medicare managed health plans, as well as the Centers for Medicare and Medicaid Services (“CMS”). We are also a leading provider of payment accuracy solutions to approximately 40 retail clients, including eight of the ten largest retailers in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition, Unbilled Receivables and Estimated Liability for Refunds and Appeals

We provide services under contracts that contain various fee structures, including performance fee‑based contracts and fixed fee arrangements. Revenue is recognized when a contract exists, services have been provided to the client, the fee is fixed and determinable and collectability is reasonably assured.

We recognize revenue on performance fee based contracts based upon the specific terms of the underlying contract. The contract terms generally specify: (a) time periods covered by the work to be performed; (b) nature and extent of services we are to provide; (c) the client’s duties in assisting and cooperating with us; and (d) fees payable to us. Our fees are most often expressed as a percentage of our findings. Generally, our services are rendered when our clients realize the economic benefits from our services. Our clients realize economic benefits when they take credits against their existing accounts payable based on when we identify cost savings, when they receive refund checks based on overpayments, or when they acknowledge payment reductions based on cost savings.

We derive a relatively small portion of revenue on contracts with fixed‑fee arrangements. We recognize revenue on these contracts ratably over the contract term and once all of the above criteria have been satisfied.

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements of our revenue recognition policy, the claim is ultimately rejected. In such cases, our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record any such refund as a reduction of revenue. We record an estimate for refund liabilities at any given time based on actual historical refund data by client type. We satisfy such refund liabilities either by offsets to accounts receivable or by cash payments to clients.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

In addition to the refund liabilities, we calculate client specific reserves when we determine an additional reserve may be necessary.

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $70,574 and $67,775 at June 30, 2016 and December 31, 2015, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $45,495 and $33,406 at June 30, 2016 and December 31, 2015, respectively.

Under the Medicare Recovery Audit Program, in which we are one of the four Recovery Audit Contractors (“Medicare RAC”) for CMS, healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and those which we estimate are probable of being returned to CMS following a successful appeal by the providers. Our estimates are based on our historical experience with the Medicare RAC appeal process.

This estimated liability for Medicare RAC appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. The liability is included in the estimated liability for refunds and appeals on our Consolidated Balance Sheets. See Note 6 for further information regarding the estimated liability for appeals related to the Medicare RAC program.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables were approximately $50,083 and $51,799 as of June 30, 2016 and December 31, 2015, respectively and are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $5,800 and $6,431 as of June 30, 2016 and December 31, 2015, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share based compensation. ASU 2016-09 changes several aspects of the accounting for share based payment award transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which changes the accounting recognition, measurement and disclosure for leases in order to increase transparency. ASU 2016-02 requires lease assets and liabilities to be recognized on the balance sheet and key information about leasing arrangements to be disclosed.  The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018,

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

including interim periods within that reporting period. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which changes the current financial instruments model primarily impacting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are evaluating this new guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015‑17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015‑17”) which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The guidance is effective for public companies with annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated balance sheets and related disclosures and expect the adoption of this ASU will reduce our total current assets and net working capital.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) which established guidance regarding the accounting for software licenses. ASU 2015-05 is effective for annual reporting periods, including interim periods, beginning after December 15, 2015.  We prospectively adopted the provisions of ASU 2015-05 as of January 1, 2016 and have not yet had any material contracts that were impacted by this new guidance.

In April 2015, the FASB issued ASU 2015‑03, Simplifying the Presentation of Debt and Issuance Costs (“ASU 2015‑03”) which establishes guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within that reporting period. We adopted the provisions of ASU 2015-03 as of January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016 and December 31, 2015, $13,658 and $20,975 of debt issuance costs, respectively, were reclassified in the consolidated balance sheet from debt issuance costs, net to long-term debt. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”) which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. The guidance is effective for public companies with annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are evaluating this new guidance, the method of adoption we will take and the impact, if any, on our consolidated financial statements and related disclosures.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 3. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	June 30,	December 31,
	2016	2015
Computer equipment	$37,259	$31,496
Software	33,058	26,412
Furniture and fixtures	8,248	7,916
Leasehold improvements	4,179	3,488
Projects in progress	9,484	10,434
Property and equipment, gross	$92,228	$79,746
Less: Accumulated depreciation and amortization	31,525	22,294
Property and equipment, net	$60,703	$57,452

In December 2015, we purchased a perpetual software license, which is included in the software total above. We will pay for this software over the next two years. As such there is approximately $3,286 included in accounts payable and accrued other expenses and $3,161 included in other long-term liabilities on our Consolidated Balance Sheets as of June 30, 2016.  The amount included in other long-term liabilities represents the present value of payments that will ultimately be made.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $4,811 and $2,775 for the three months ended June 30, 2016 and 2015, respectively and $9,646 and $5,497 for the six months ended June 30, 2016 and 2015, respectively.

Note 4. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

					Weighted
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period
June 30, 2016:
Customer relationships	$640,302	$121,331	$—	$518,971	13.7	years
Acquired software	82,400	41,708	—	40,692	6.2	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$726,902	$163,039	$—	$563,863	12.8	years
December 31, 2015:
Customer relationships	$640,503	$97,857	$—	$542,646	13.7	years
Acquired software	82,400	34,836	—	47,564	6.2	years
Connolly trademark	24,500	—	20,300	4,200	indefinite-lived
iHealth trademark	8,600	1,074	7,526	—	11.0	years
Total	$756,003	$133,767	$27,826	$594,410	12.8	years

Amortization expense was $15,208 and $15,410 for the three months ended June 30, 2016 and 2015, respectively and $30,415 and $30,819 for the six months ended June 30, 2016 and 2015, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of June 30, 2016 amortization expense for the next 5 years is expected to be:

Remainder of 2016	$30,409
2017	57,846
2018	53,917
2019	53,917
2020	53,917

Note 5. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,196,585 and $1,197,044 as of June 30, 2016 and December 31, 2015, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the six months ended June 30, 2016 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2015	$1,147,771	$49,273
Foreign currency translation and other	—	(459)
June 30, 2016	$1,147,771	$48,814

There was no impairment related to goodwill for any period presented.

Note 6. Commitments and Contingencies

Legal and Other Matters

We may be involved in various legal proceedings and litigation arising in the ordinary course of business. While any legal proceeding or litigation has an element of uncertainty, management believes the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. We believe that it is possible that we could be required to pay an additional amount up to approximately $12,500 in excess of the amount we accrued as of June 30, 2016 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 7. Long‑term Debt

In June 2016, we repaid $223,000 in outstanding principal under our Second Lien Credit Facility using proceeds from our Initial Public Offering (“IPO”). We also made a voluntary prepayment of $13,100 of outstanding principal under the Second Lien Credit Facility. As a result of these repayments, we recognized a loss on extinguishment of debt totaling $7,068 during the three and six months ended June 30, 2016, which is included on our Consolidated Statements of Comprehensive Income.

In May 2015, in order to benefit from favorable market conditions, we entered into and executed the First and Second Amendments to the May 2014 First Lien, which, among other things, provide for lower applicable interest rates associated with the May 2014 First Lien by 50 basis points. As a result, we recorded a loss on extinguishment of debt of $4,084 during the three months ended June 30, 2015, which is included on our Consolidated Statements of Comprehensive Income.

Long‑term debt for the periods presented was as follows:

	June 30,	December 31,
	2016	2015
May 2014 First Lien	$788,634	$792,167
May 2014 Second Lien	28,687	262,878
May 2014 Revolver	—	—
Total debt	817,321	1,055,045
Less: debt issuance costs	13,658	20,975
Less: current portion	8,100	21,099
Total long-term debt	$795,563	$1,012,971

The May 2014 Credit Agreements include certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends. The financial covenant setting forth a maximum leverage ratio which is included in the May 2014 Credit Agreements is only applicable if we exceed certain borrowing thresholds. These borrowing thresholds are based upon 35% of our total revolving credit commitments with certain exceptions, which were not exceeded as of June 30, 2016 and December 31, 2015. In addition, the May 2014 Credit Agreements include certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of June 30, 2016 and December 31, 2015.

The May 2014 Credit Agreements require mandatory prepayments based upon annual excess cash flows commencing with the year ended December 31, 2015. The mandatory prepayment is contingently payable based on an annual excess cash flow calculation as defined within the Credit Agreements. We did not meet the annual excess cash flow calculation requirement as of December 31, 2015.

As of June 30, 2016, the aggregate maturities of long‑term debt for each of the next five years are expected to be $4,050 for the remainder of 2016 and $8,100 in each of 2017 through 2020.

Note 8. Derivative Instruments

We are exposed to fluctuations in interest rates on our long‑term debt. We manage our exposure to fluctuations in the 3‑month LIBOR through the use of interest rate cap agreements designated as cash flow hedges. We are meeting our objective by hedging the risk of changes in cash flows related to changes in LIBOR by capping the interest on our floating rate debt linked to LIBOR to approximately 3%. We do not utilize derivatives for speculative or trading purposes.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of June 30, 2016 and December 31, 2015, we had $630,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive (loss) income until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt and the related derivate contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income is recognized in interest expense. We recognized interest expense of $62 and $16 related to interest rate caps during the three months ended June 30, 2016 and 2015, respectively and $144 and $32 during the six months ended June 30, 2016 and 2015, respectively.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the six months ended June 30, 2016 and 2015, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that the counterparty will fail to meet their obligations. The amount of such credit exposure is generally the positive fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position of any counterparty.

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	June 30,	December 31,
	2016	2015
Liability fair value recorded in other long-term liabilities	$2,750	$2,310
Liability fair value recorded in accounts payable and accrued other expenses	1,078	1,086
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(739)	(283)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive (loss) income until the related hedge ultimately settles and interest payments are made on the underlying debt. As of June 30, 2016, we have made payments of $1,838 related to these deferred premiums. We expect to pay an additional $4,556 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended June 30,
	2016	2015

Balance at beginning of period, April 1	$(3,450)	$(1,697)
Reclassifications in earnings, net of tax of $24 and $6, respectively	38	10
Change in fair value of derivative instrument, net of tax of $184 and $202, respectively	(122)	(504)
Balance at end of period, June 30	$(3,534)	$(2,191)

	Six Months Ended June 30,
	2016	2015

Balance at beginning of period, January 1	$(2,968)	$(623)
Reclassifications in earnings, net of tax of $56 and $14, respectively	88	18
Change in fair value of derivative instrument, net of tax of $509 and $533, respectively	(654)	(1,586)
Balance at end of period, June 30	$(3,534)	$(2,191)

Note 9. Fair Value Measurements

We measure assets and liabilities at fair value based on assumptions market participants would use in pricing an asset or liability in the principal or most advantageous market. Authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value whereby inputs are assigned a hierarchical level. The hierarchical levels are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2: Observable prices, other than quoted prices included in Level 1 inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$—	$—	$—	$1,181	$—	$—
Liabilities
Long-term debt	—	—	817,231	—	—	1,055,045
Interest rate cap agreements	—	3,828	—	—	3,396	—
Total	$—	$3,828	$817,231	$1,181	$3,396	$1,055,045

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Investments are classified as available‑for‑sale and carried at fair value in the accompanying Consolidated Balance Sheets. Our investments consist of money market securities valued using quoted market prices for identical assets in active markets. As of June 30, 2016, we no longer hold any money market securities.

The fair value of our private debt is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other quantitative and qualitative factors. The carrying value of our debt approximates its fair value.

The fair value of the interest rate cap agreements is determined using the market standard methodology of discounting the future expected variable cash receipts that would occur if interest rates rose above the strike rate of the caps. The analysis reflects the contractual terms of the derivatives, including period to maturity and remaining deferred premium payments, and uses observable market‑based inputs, including interest rates and implied volatilities. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rates. As such, the estimated fair values of these liabilities are classified as Level 2 in the fair value hierarchy.

Note 10. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax provision	$6,676	$5,177	$12,069	$8,503
Effective income tax rate	38.0%	39.9%	38.9%	42.7%

Our effective income tax rate was 38.0% and 39.9% for the three months ended June 30, 2016 and 2015, respectively and 38.9% and 42.7% for the six months ended June 30, 2016 and 2015, respectively. The change in the effective tax rate is primarily due to uncertain tax positions recorded during the prior year period.

We are currently under audit with the Internal Revenue Service for the tax year ended December 31, 2014.  In addition we are currently under audit for iHealth Technologies, Inc. for the tax years ended December 31, 2012, December 31, 2013 and May 13, 2014. As a result, it is reasonably possible that the audit will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, we will record any adjustment to income tax expense as required.

Note 11. Stockholders’ Equity

Issuance of Common Stock

On May 13, 2016 our Certificate of Incorporation was amended and the number of shares of common stock authorized to be issued by the Company was increased from 122,000,000 to 600,000,000.

On May 25, 2016 we consummated our IPO in which we issued and sold a total of 12,936,038 shares of common stock, including a portion of the underwriter overallotment, at a public offering price of $19.00 per share. We received net proceeds of approximately $226,929 after deducting underwriting discounts and commissions and other offering expenses of approximately $18,856.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

A summary of the current rights and preferences of holders of our common stock are as follows:

Voting

Common stockholders are entitled to one vote per share of common stock held on all matters on which such common stockholder is entitled to vote.

Dividends

Common stockholders are eligible to receive dividends on common stock held when funds are available and as approved by the Board of Directors. The May 2014 Credit Agreements contain negative covenants that limit our ability to pay dividends.

Liquidation Rights

In the event of liquidation or dissolution, common stockholders are entitled to receive all assets available for distribution to stockholders.

Registration Rights

The Second Amended and Restated Stockholders Agreement contains (i) demand registration rights for Advent, subject to a cap of two requests in any 12 month period; (ii) piggy-back registration rights for any stockholder holding at least $500,000 worth of shares (each, a “Holder”), subject to a pro rata reduction if the total amount of shares requested to be included exceeds the amount of securities which in the opinion of the underwriters can be sold; and (iii) shelf registration rights for Holders, subject to a required anticipated aggregate offering price, net of selling expenses, of $5.0 million, subject to a cap of two requests for shelf registrations, for all Holders in the aggregate, in any 12 month period. Holders that are capable of selling all of their registrable securities pursuant to Rule 144 under the Securities Act in a single transaction without timing or volume limitations will not have piggy-back registration rights. We will be responsible for fees and expenses in connection with the registration rights, other than underwriters’ discounts and brokers’ commissions, if any, relating to any such registration and offering.

Common Stock Split

On May 13, 2016 we effected a 6.1-for-1 stock split of all outstanding shares of our common stock. All share, option and per share information presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded up to the nearest whole share after reflecting the stock split.

Common Stock Dividends

On May 25, 2016 we paid a special cash dividend of $150,000, or $1.94 per share of common stock outstanding prior to the IPO, to holders of record of our common stock on the dividend record date. In connection with the special cash dividend we lowered the exercise price of then outstanding stock options by $1.94 per share in order to preserve the intrinsic value of the options giving effect to the special cash dividend.

Note 12. Earnings per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted solely of our common stock options. Our potential common shares consist of the incremental common shares issuable upon the exercise of the options. The dilutive effect of

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single‑class.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$10,893	$7,780	$18,977	$11,974

Weighted average outstanding shares of common stock	82,348,189	77,204,691	79,789,693	77,204,691
Dilutive effect of stock-based awards	764,846	421,745	729,249	427,884
Adjusted weighted average outstanding and assumed conversions for diluted EPS	83,113,035	77,626,436	80,518,942	77,632,575

Earnings per share from continuing operations:
Basic	$0.13	$0.10	$0.24	$0.15
Diluted	0.13	0.10	0.24	0.14

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	—	—	—	0.01

Total earnings per share:
Basic	$0.13	$0.10	$0.24	$0.16
Diluted	0.13	0.10	0.24	0.15

Employee stock options and restricted stock units (“RSUs”) that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Employee stock-based awards	1,598,231	846,467	1,598,231	846,467

In addition, performance‑based stock options of 2,788,817 and 2,408,067 as of June 30, 2016 and 2015, respectively, have not been included as the vesting conditions have not been satisfied as of the respective period end.

Note 13. Stock‑Based Compensation

Equity Incentive Plans

In 2012, we adopted an equity incentive plan (“2012 Plan”) pursuant to which our Board of Directors (or committee as designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. We only granted stock options that can be settled in shares of our common stock under the 2012 Plan. The 2012 Plan had a total of 7,243,330 shares authorized for issuance. Upon completion of the IPO in May 2016, issuances under the 2012 Plan were suspended. At that time we adopted the 2016 Equity Incentive Plan (“2016 Plan” and collectively with the 2012 Plan, the “Plans”), pursuant to which our Board of Directors (or a committee or sub-committee designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. The 2016 Plan was established with the authorization for grants of up to 5,490,000 shares of authorized but unissued shares of common stock.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

No stock options were granted under the 2012 Plan after December 31, 2015. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. To the extent outstanding options under the 2012 Plan are forfeited, cancelled or terminated, the common stock subject to such options will be available for future issuance under the 2016 Plan. As of June 30, 2016, there are no shares available for future issuance under the 2012 Plan as the 776,839 shares that were available were discontinued upon adoption of the 2016 Plan. As of June 30, 2016 the total number of shares available for future issuance under the Plans is 5,248,147.

Stock Options

Under the terms of the 2016 Plan, we may issue options to purchase shares of our common stock at a price equal to 100% of the market price on the date of grant. Issuances under the 2012 Plan, prior to its suspension, were under terms similar to issuances under the 2016 Plan. Stock options granted are subject to either time of service (service-based awards) or performance (performance-based awards) criteria. Service-based awards typically vest ratably over a five year service period from the date of grant under the 2012 Plan and typically vest ratably over a four year service period from the date of grant under the 2016 Plan. In the event of a change in control, any outstanding, unvested service-based awards will vest immediately. Performance-based awards vest in accordance with the specific performance criteria espoused in the executed award agreements. The term of any stock option shall not exceed ten years from the date of grant. However, an incentive stock option granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock may not have a term exceeding five years from the date of grant.

The following is a summary of stock option activity under the Plans:

	Six Months Ended June 30,
	2016		2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	6,441,573	$9.59	5,012,034	$7.97
Granted	258,862	19.00	24,584	11.33
Exercised	(4,113)	13.06	—	—
Forfeited	(63,050)	13.36	(145,180)	7.11
Expired	—	—	—	—
Outstanding at end of period	6,633,272	$9.92	4,891,438	$8.02

					Average
		Weighted		Weighted	Remaining
	Service-	average	Performance-	average	Contractual	Aggregate
	based	exercise	based	exercise	Term	Intrinsic
	Shares	price	Shares	price	(in years)	Value
Stock options outstanding as of June 30, 2016	3,844,455	$10.56	2,788,817	$9.04	7.80	$74,344
Stock options vested and exercisable as of June 30, 2016	1,511,412	$8.52	—	$—	7.30	$19,052

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The estimated fair value of common stock was $21.13 as of June 30, 2016 based upon the closing price of our common stock on the NYSE. The total intrinsic value of options exercised for the three and six months ended June 30, 2016 and 2015 was insignificant. The total fair value of stock options vested was $2,905 and $81 during the three months ended June 30, 2016 and 2015, respectively and $3,007 and $182 during the six months ended June 30, 2016 and 2015, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Restricted Stock Units

Restricted stock units provide participants the right to receive a payment based on the value of a share of common stock. RSUs may be subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period or on the attainment of specified performance goals as specified in the award agreements. RSUs are payable in cash or in shares or a combination of both. Under the terms of the Plans, RSUs have a grant date fair value equal to the closing price of our stock on the grant date. The units vest ratably over a four year service period. We began issuing RSUs upon adoption of the 2016 Plan; no RSUs were issued under the 2012 Plan.

The following is a summary of RSU activity under the 2016 Plan:

	Six Months Ended June 30,
	2016
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of period	—	$—
Granted	31,577	19.00
Vested	—	—
Forfeited	—	—
Nonvested at end of period	31,577	$19.00

Stock Compensation Expense

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method under the provisions of ASC 718, Stock Based Compensation for estimating the expected term of the options. Since our shares were not publicly traded until May 2016 and were rarely traded privately, at the time of each grant, there was insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our common shares, therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
	2016	2015
Expected term (years)	6.25	6.25
Expected volatility	50%	50%
Expected dividend yield	0%	0%
Weighted average risk-free interest rate	1.35%	1.61%
Weighted average grant date fair value	$9.32	$5.49

As the criteria associated with the performance-based awards are based on a future event as defined in the terms of the award agreements, which as of June 30, 2016 has not yet occurred, no compensation expense has been recorded for these stock options. The estimated unrecognized compensation expense associated with the 2,788,817 outstanding stock options subject to performance criteria was approximately $16,155 at June 30, 2016. We believe achievement of certain of the performance criteria could commence as early as September 30, 2016.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

We recorded total stock‑based compensation expense of $3,428 and $616 for the three months ended June 30, 2016 and 2015, respectively and $4,502 and $1,219 for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense during the three months ended June 30, 2016 includes $2,257 related to the accelerated vesting of certain stock options as the result of the IPO. We do not currently adjust compensation expense for forfeitures as there has been insignificant forfeiture activity to date. As of June 30, 2016, we had total unrecognized compensation cost related to 2,378,650 unvested service‑based stock options and RSUs under the Plans of $15,427 which we expect to recognize over the next 3.5 years.

Note 14. Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing financial performance. We conduct our business through two reportable business segments: Healthcare and Global Retail and Other.

The Healthcare segment provides claims accuracy solutions to health insurance payers and payer‑related entities. All of our healthcare service offerings focus on generating economic benefits for our clients by identifying errors, reducing improper payments and improving efficiency of business process related to healthcare industry payment networks. The Global Retail and Other segment primarily provides retrospective claims accuracy solutions to large and mid‑size retailers. Our services primarily result in cost recoveries based on the audit of our clients’ supply chain information as well as improved efficiency and effectiveness of our clients’ payment networks.

We evaluate the performance of each segment based on segment net revenue and segment operating income. Operating income is calculated as net revenue less operating expenses and is not affected by other expense (income) or by income taxes. Indirect costs are generally allocated to the segments based on the segments’ proportionate share of revenue and expenses directly related to the operation of the segment. We do not allocate interest expense, other non‑operating (income) expense or the provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. Our CODM does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset‑related information has not been presented.

Our operating segment results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$141,043	$115,367	$265,173	$217,556
Global Retail and Other	17,248	17,939	35,836	35,388
Consolidated net revenue	$158,291	$133,306	$301,009	$252,944
Operating Income
Healthcare	$36,713	$30,513	$63,335	$51,524
Global Retail and Other	2,225	3,260	4,841	5,956
Consolidated operating income	$38,938	$33,773	$68,176	$57,480

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Operating segment net revenue by product type for the periods presented was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$80,932	51.1	$62,189	46.7	$146,202	48.6	$116,449	46.0
Prospective claims accuracy	56,989	36.0	49,526	37.1	112,399	37.3	93,916	37.1
Transaction services	3,122	2.0	3,652	2.7	6,572	2.2	7,191	2.9
Total Healthcare	141,043	89.1	115,367	86.5	265,173	88.1	217,556	86.0
Retail
Retrospective claims accuracy	16,701	10.6	17,244	13.0	34,691	11.5	34,254	13.5
Other	547	0.3	695	0.5	1,145	0.4	1,134	0.5
Total Global Retail and Other	17,248	10.9	17,939	13.5	35,836	11.9	35,388	14.0
Consolidated net revenue	$158,291	100.0	$133,306	100.0	$301,009	100.0	$252,944	100.0

Note 15. Employee Benefit Plans

Contributions expensed and included in compensation on our Consolidated Statements of Comprehensive Income for employee benefit plans are detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
401(k) Plan (a)	$998	$742	$1,758	$1,735
Profit Share Plan (b)	117	167	220	376
Provident Plan (c)	133	113	264	204
Total	$1,248	$1,022	$2,242	$2,315

(a)

We sponsor defined contribution retirement plans in accordance with Section 401(k) of the Internal Revenue Code, which cover substantially all U.S. employees, subject to certain minimum age and service requirements. The plans provide for a contribution based on a percentage of eligible employee contributions.

(b)

We had a nonqualified profit sharing incentive compensation plan for certain eligible employees. Contributions were made within 90 days following the last day of the plan to a brokerage account in an amount determined at our discretion for employees who had completed 1,000 hours of service and were employed at the time of the contribution. This plan was discontinued after the 2014 plan year, with the final payout occurring in June 2016. Our liability under the plan was $0 and $893 at June 30, 2016 and December 31, 2015, respectively, which is included in accrued compensation costs in the accompanying Consolidated Balance Sheets.

(c)

Eligible employees of our subsidiary located in India are covered by the Provident Fund, contributions which are based on a percentage of eligible employees’ salaries, and the Payment of Gratuity Act, which provides for benefits to be paid to eligible employees upon termination of employment (collectively, the “India Plan”). Benefits under the Plan are administered by the Indian Government. As of June 30, 2016 and December 31, 2015 we had an accrued benefit obligation relating to the India Plan of $666 and $535, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 16. Discontinued Operations

In February 2015, we received payment on a $900 note receivable related to a business that was disposed of in 2012. Since the date of sale, we had elected to fully reserve the note receivable as the collectability was determined to be uncertain. This gain from the collection of the note receivable, net of tax, is reflected as a gain on discontinued operations on our Consolidated Statements of Comprehensive Income. The estimated impact to diluted EPS as a result of this gain on discontinued operations was $0.01 per diluted share for the six months ended June 30, 2015.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and the related notes of Cotiviti Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our final prospectus (the “Prospectus”), dated May 25, 2016, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-211022), as amended, as well as the section of the Prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  On June 1, 2016, the Company completed the initial public offering (the “IPO”) of shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company, for cash consideration of $19.00 per share ($17.77 per share net of underwriting discounts). On June 29, 2016 the Company completed the sale of additional shares of its common stock, par value $0.001 per share to the underwriters of its initial public offering at the public offering price of $19.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in connection with the Company’s initial public offering.

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “Cotiviti,” “we,” “our” and “us” refer to Cotiviti Holdings, Inc.

This discussion and analysis contains forward-looking statements regarding the industry outlook, our expectations for the performance of our business, our liquidity and capital resources and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in "—Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors." Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

Cotiviti is a leading provider of analytics-driven payment accuracy solutions, focused primarily on the healthcare sector.  Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment.  We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy.  We help our healthcare clients identify and correct payment inaccuracies, which resulted in over $2.7 billion in savings in 2015.  We work with approximately 40 healthcare organizations, including eight of the ten largest U.S. commercial, Medicare and Medicaid managed health plans, as well as the Centers for Medicare and Medicaid Services (“CMS”).  We are also a leading provider of payment accuracy solutions to approximately 40 retail clients, including eight of the ten largest retailers in the United States.

We have multiple strategies for achieving our continued growth.  There are significant opportunities to grow our business within our existing client base by increasing the volume of claims we review with our solutions, expanding the utilization of our solutions within these claims and cross-selling our prospective and retrospective solutions.  As a result of the merger of Connolly Superholdings, Inc. (“Connolly”) and iHealth Technologies, Inc. (“iHealth Technologies”) in May 2014 (the “Connolly iHealth Merger”), we have cross-sell opportunities across more than half of our healthcare client base.  We have a long history of innovation in improving our existing solutions, developing new solutions and expanding the scope of our services.  We intend to expand our client base by targeting healthcare payers who utilize competing third party or internal payment accuracy solutions.  Additionally, we plan to selectively pursue acquisitions and strategic partnerships in payment accuracy and adjacent markets.

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States.  The average length of our relationships with our 20 largest healthcare clients is approximately nine years and, since January 1, 2013, we have successfully retained all of our healthcare clients except one, who represented less than 2% of our revenue.  We have also substantially increased the annual savings captured by our healthcare clients over time.  As a result, we believe our revenue is highly recurring and we have strong visibility into our revenue.

We are also a leading provider of payment accuracy solutions to the retail market.  Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms.  We work with retail clients in the United States, Canada and the United Kingdom (“U.K.”) to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions.  In 2015, we generated over $500 million in savings for our retail clients.

Factors Affecting Our Results of Operations

Recent Developments – 2016 Highlights

•	In May 2016, we paid a special cash dividend to pre-IPO shareholders of $150.0 million.

•

In May 2016, we launched our IPO, issuing 12,500,000 shares at $19.00 per share.  In June 2016, the IPO underwriters partially exercised their option to purchase additional shares from us and we issued an additional 436,038 shares at the IPO price.  We received net proceeds from the IPO after the underwriters’ discount and other offering expenses of approximately $226.9 million.

•

In June 2016, we repaid $223.0 million in outstanding principal under our Second Lien Credit Facility using the net proceeds from our IPO.  We also made a voluntary prepayment of $13.1 million of outstanding principal under the Second Lien Credit Facility. As a result of these payments, we recognized a loss on extinguishment of debt totaling $7.1 million during the three and six months ended June 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

•

We continued to execute on our strategy and increased volume and expanded the adoption of our solutions within our existing healthcare clients which contributed to healthcare revenue growth of 22% in the second quarter 2016 compared to the same period in 2015.

•

Growth in our healthcare business has also benefitted from the addition of new clients and our successful cross-sell efforts.  During the six months ended June 30, 2016, we generated revenue from three new clients added within the past year and from an additional three clients who have adopted either prospective or retrospective solutions.

•	During the second quarter 2016, we generated approximately $5.0 million in healthcare revenue from special projects that are not expected to reoccur in the second half of the year.

•	The strengthening U.S. dollar has resulted in a negative impact on growth in our retail segment due to our foreign operations in the United Kingdom and Canada.

Dollar Amount of Claims Reviewed

Revenue in our Healthcare segment in a given period is impacted by the dollar amount of claims we review for our clients, which impacts inaccurate payments that we identify for our clients and the amount of revenue we receive under our performance fee-based contracts.  The dollar amount of claims that we review is driven by the scope of claims submitted to us by our clients.  The dollar amount of inaccurate payments we identify is also dependent upon the type and number of our solutions used by our clients.  As a result of our long-standing relationships with our clients, we have a highly recurring revenue base.

In our Global Retail and Other segment, our revenue is dependent on (i) the amount of payments that we review for our retail clients and (ii) the timing of our payment reviews, which typically are completed on a batch processing basis following the lapse of a period of time after payment.

Healthcare Industry and General Economic Conditions

A majority of our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry, as follows:

•

Healthcare Spending by Payers.  Changing demographics, the shift to managed care plans within government healthcare and increased healthcare coverage may lead to an increase in healthcare spending by our payer clients.  From 2004 to 2014, healthcare costs in the United States grew at a 4.8% compounded annual growth rate to $3.0 trillion and are projected to total $3.2 trillion in 2015.  According to CMS, healthcare costs are expected to continue to grow at an average annual rate of 5.9% through 2024.  Our revenue is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of payments available for our review.

•

Complexity in the Healthcare Industry.  We believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available.  The adoption of the ICD-10 coding framework in October 2015 has resulted in a nearly five times increase of possible diagnosis codes to approximately 68,000, further complicating the claims process.  In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”) has increased the number of individuals with Medicaid and private insurance coverage.  As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of claims may also increase, which could impact the demand for our payment accuracy solutions.  Also, many of the changes promulgated by the Affordable Care Act require implementing regulations that have not yet been drafted or have been released only as proposed rules.  Such changes could have a further impact on our results of operations.

In addition, our Global Retail and Other segment is impacted by general economic conditions.  For example, in a difficult economy, consumers may be willing to spend less and retailers may reduce their purchasing accordingly, thereby reducing their overall payments available for review.  Alternatively, in an expanding economy, retailers may increase their purchasing to meet expected increasing demand resulting in increased payments subject to review using our solutions.

Components of Results of Operations

Net revenue

Our net revenue is generated from contracts with our clients.  Our client contracts generally provide for performance fees that are based on a percentage of the inaccurate payments that we prevent through our prospective claims accuracy solutions or the payment recoveries received by our clients that use our retrospective claims accuracy solutions.  We derive less than 5% of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour.  Our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees.  We record an estimate for refund liabilities at any given time based on actual historical refund data by client type.  In such cases, we record any such refund as a reduction of revenue.

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the the fourth quarter generally being higher than the other quarters.  Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to, reset of member liability, timing of special projects and timing of inaccurate payments being prevented or recovered as well as the aforementioned seasonal considerations.  Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance.

Cost of revenue

Our cost of revenue is comprised of:

•

Compensation, which includes the total compensation and benefit-related expenses, including stock-based compensation expense, for employees who provide direct revenue generating services to clients; and

•

Other costs of revenue, which primarily include expenses related to the use of subcontractors, costs associated with the retrieval of medical records and facilities-related costs associated with locations that are used strictly for revenue generating activities.  Cost of revenue does not include depreciation and amortization, which is stated separately in our consolidated statement of operations.

Selling, general and administrative expenses

Our selling, general and administrative expenses are comprised of:

•

Compensation, which includes total compensation and benefit-related expenses, including stock-based compensation expense, for our employees who are not directly involved in revenue generating activities including those involved with developing new service offerings; and

•

Other selling, general and administrative expenses, which include all of our general operating costs.  These costs include, but are not limited to, rent and occupancy costs for facilities associated with locations that are used for employees not serving in revenue generating roles, telecommunications costs, information technology infrastructure costs, software licensing costs, advertising and marketing expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms.  Selling, general and administrative expenses do not include depreciation and amortization, which is stated separately in our consolidated statement of operations.

We expect to incur significant additional legal, accounting and other expenses associated with being a public company, including costs associated with our compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment consists of depreciation related to our investments in property and equipment, including claims accuracy solutions software, as well as amortization of capitalized internal-use software and software development costs.

Amortization of intangible assets

Amortization of intangible assets includes amortization of customer relationships, acquired software and certain trademarks.

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with the preparation for our IPO and certain expenses associated certain corporate development activity.

Interest expense

Interest expense consists of accrued interest and related payments on our outstanding long-term debt as well as the amortization of debt issuance costs.  In June 2016, we repaid $223.0 million of outstanding borrowings under our Second Lien Credit Facility (as defined below) using proceeds from our IPO.  We also made a voluntary prepayment of $13.1 million of outstanding borrowings under the Second Lien Credit Facility.  As a result of these repayments, we reduced our annual interest expense by approximately $18.9 million.

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2015 repricing of our long-term debt and the 2016 early repayment of a portion of our long-term debt.

Other non-operating (income) expense

Other non-operating (income) expense primarily consists of foreign exchange gains and losses.  In addition, income received for certain sub-leases, interest income and realized gains and losses, interest and dividends on available-for-sale securities are included in other non-operating (income) expense.

Income tax expense

Income tax expense consists of federal, state, local and foreign taxes based on earnings in multiple jurisdictions.  Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits or deductions that may be available to us.  Our current and future provision for income taxes will vary from statutory rates due to the impact of income tax incentives and holidays, certain non-deductible expenses, valuation allowances in certain countries, withholding taxes and other discrete items.

Stock-based compensation expense

We grant stock-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation.  We recognize the related expense for these awards ratably over the applicable vesting period.  Such expense is recognized in either cost of revenue or selling, general and administrative expenses based upon the function of the optionee.  The following table shows the allocation of stock-based compensation expense among our expense line items for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenue	$296	$197	$585	$391
Selling, general and administrative expenses	3,132	419	3,917	828
Total	$3,428	$616	$4,502	$1,219

As of June 30, 2016, we had total unrecognized stock-based compensation expense related to unvested service-based awards of $15.4 million, which we expect to recognize over the next 3.5 years.    Stock-based compensation expense during the three months ended June 30, 2016 includes $2.3 million related to the accelerated vesting of certain stock options as the result of the IPO.

Options to purchase 2,788,817 shares of our common stock may vest upon the satisfaction of certain performance vesting criteria.  We believe the achievement of certain of the performance criteria could commence as early as September 30, 2016.  Total unrecognized stock-based compensation expense related to these unvested performance-based awards is approximately $16.2 million.

Foreign currency translation adjustments.

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date.  Revenue and expenses are translated at average exchange rates effective during the year.  The resulting foreign currency translation gains and losses are included as a component of other comprehensive income.  We had downward foreign currency translation adjustments of $0.6 million for the three months ended June 30, 2016 and upward foreign currency translation adjustments of $0.9 million for the three months ended June 30, 2015.  We had downward foreign currency translation adjustments of $0.7 million and $0.2 million, for the six months ended June 30, 2016 and 2015, respectively.  The downward translation adjustments were the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes.

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our Secured Credit Facilities (as defined below).  We had a downward net change in fair value of derivative instruments, net of related taxes, of $0.1 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.  The downward changes were the result of declines in three-month London inter-bank offered rate.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA, a measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), is useful to investors as a supplemental measure to evaluate our overall operating performance.  Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors.  We define Adjusted EBITDA as net income before depreciation and amortization, interest expense, other non-operating (income) expense such as foreign currency translation, income tax expense (benefit), gain on discontinued operations, transaction-related expenses and other, stock-based compensation and loss on extinguishment of debt.  See the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these adjustments.  Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance.  By providing this non-GAAP financial measure, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.  Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry.  In addition, the determination of Adjusted EBITDA is consistent with the definition of a similar measure in our secured credit facilities other than adjustments for severance costs and non-income based taxes permitted by the secured credit facilities but not considered by management in evaluating our performance using Adjusted EBITDA.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table presents net income, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands)	(unaudited)		(unaudited)
Net income	$10,893	$7,780	$18,977	$11,974
Depreciation and amortization	20,019	18,185	40,061	36,316
Interest expense	14,660	16,753	30,720	33,675
Other non-operating (income) expense(a)	(359)	(21)	(658)	(197)
Income tax expense	6,676	5,177	12,069	8,503
Gain on discontinued operations, net of tax(b)	—	—	—	(559)
Transaction-related expenses and Other(c)	653	—	893	—
Stock-based compensation(d)	3,428	616	4,502	1,219
Loss on extinguishment of debt(e)	7,068	4,084	7,068	4,084
Adjusted EBITDA	$63,038	$52,574	$113,632	$95,015

(a)	Represents other non‑operating (income) expense that consists primarily of gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)

Represents payment on a $900 note receivable ($559 net of taxes) related to a business that was disposed of in 2012. This note receivable had been reported in the loss on discontinued operations in 2012 upon the sale of that business. Since the date of sale, we had elected to fully reserve the note receivable as the collectability was determined to be uncertain.

(c)	Represents transaction‑related expenses that consist primarily of certain expenses associated with the preparation for our IPO and certain corporate development activity.

(d)

Represents expense related to stock‑based compensation awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation. We recognize the related expense for these awards ratably over the vesting period.

(e)

Represents loss on extinguishment of debt that consists primarily of fees paid and write‑offs of unamortized debt issuance costs and original issue discount in connection with the repricing of our long‑term debt in 2015 and the early repayment of a portion of our long-term debt in 2016.

Dollar Amount of Inaccurate Payments Prevented or Recovered

The majority of our net revenue consists of performance fees earned under our client contracts.  Our performance fees generally represent a specified percentage of inaccurate payments that are either prevented prior to payment using our prospective claims accuracy solutions or recovered by our clients after they are identified using our retrospective claims accuracy solutions.  For those clients where we identify any payment inaccuracies in advance of payment to the providers, the clients reduce the amount paid to the providers based upon the inaccuracies that we have identified.  For those clients where we identify payment inaccuracies using our retrospective claims accuracy solutions after the client has made payment, clients generally recover claims either by taking credits against outstanding payables to healthcare providers or retail vendors, or future purchases from the related retail vendors, or receiving refund checks directly from those healthcare providers or retail vendors.

The dollar amount of inaccurate payments prevented or recovered in a given period is impacted by the dollar amount of claims or payments reviewed, the scope of claims or payments that we review, the success of our cross-selling efforts, our ability to retain existing clients and obtain new clients and our ability to enhance our existing solutions or create new solutions.

We believe the dollar amount of inaccurate payments prevented or recovered is useful to measure our overall operating performance and how well we are executing on our client contracts.

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness.  These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense.  Unamortized debt issuance costs were $13.7 million and $21.0 million as of June 30, 2016 and 2015, respectively.

In May 2015, we repriced our First Lien Credit Facilities (as defined below) which reduced the related interest rates.  We incurred $4.1 million in debt extinguishment costs in the three and six months ended June 30, 2015 in connection with the repricing primarily related to accelerated recognition of the unamortized portion of debt issuance costs and original issue discount related to indebtedness that was repaid to certain lenders.

In June 2016, we repaid $223.0 million in outstanding principal under our Second Lien Credit Facility using proceeds from our IPO.  We also made a voluntary prepayment of $13.1 million of outstanding principal under the Second Lien Credit Facility.  As a result of these repayments, we reduced our annual interest expense by approximately $18.9 million and recognized a loss on extinguishment of debt totaling $7.1 million during the three and six months ended June 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

Our Segments

We report our results of operations in two segments, (i) Healthcare and (ii) Global Retail and Other.  Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States.  We also provide analytics-based solutions unrelated to our healthcare payment accuracy solutions, on a limited basis in the United States.  Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, Canada and the U.K., as well as solutions that improve efficiency and effectiveness of payment networks for a limited number of clients.

We evaluate the performance of each segment based on segment net revenue and segment operating income.  The cost of revenue for each segment is based on direct expenses associated with revenue generating activities of each segment.  We allocate selling, general and administrative expenses to each segment based on the segments’ proportionate share of revenue and expenses directly related to the operation of the segment as determined by management.  The following table sets forth the net revenue and operating income for our Healthcare and Global Retail and Other segments for the periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$141,043	$115,367	$265,173	$217,556
Global Retail and Other	17,248	17,939	35,836	35,388
Consolidated net revenue	$158,291	$133,306	$301,009	$252,944
Operating Income
Healthcare	$36,713	$30,513	$63,335	$51,524
Global Retail and Other	2,225	3,260	4,841	5,956
Consolidated operating income	$38,938	$33,773	$68,176	$57,480

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$80,932	51.1	$62,189	46.7	$146,202	48.6	$116,449	46.0
Prospective claims accuracy	56,989	36.0	49,526	37.1	112,399	37.3	93,916	37.1
Transaction services	3,122	2.0	3,652	2.7	6,572	2.2	7,191	2.9
Total Healthcare	141,043	89.1	115,367	86.5	265,173	88.1	217,556	86.0
Retail
Retrospective claims accuracy	16,701	10.6	17,244	13.0	34,691	11.5	34,254	13.5
Other	547	0.3	695	0.5	1,145	0.4	1,134	0.5
Total Global Retail and Other	17,248	10.9	17,939	13.5	35,836	11.9	35,388	14.0
Consolidated net revenue	$158,291	100.0	$133,306	100.0	$301,009	100.0	$252,944	100.0

Results of Operations

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
		Percentage of		Percentage of	Percentage
		Net Revenue		Net Revenue	Change Period
(unaudited)	2016	(%)	2015	(%)	to Period (%)
Net revenue	$158,291	100.0	$133,306	100.0	18.7
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	55,285	34.9	44,528	33.4	24.2
Other costs of revenue	5,275	3.3	4,621	3.5	14.2
Total cost of revenue	60,560	38.2	49,149	36.9	23.2
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	23,176	14.7	17,443	13.1	32.9
Other selling, general and administrative expenses	14,945	9.4	14,756	11.1	1.3
Total selling, general and administrative expenses	38,121	24.1	32,199	24.2	18.4
Depreciation and amortization of property and equipment	4,811	3.0	2,775	2.1	73.4
Amortization of intangible assets	15,208	9.6	15,410	11.5	(1.3)
Transaction-related expenses	653	0.4	—	—	-
Total operating expenses	119,353	75.3	99,533	74.7	19.9
Operating income	38,938	24.7	33,773	25.3	15.3

Other expense (income):
Interest expense	14,660	9.3	16,753	12.6	(12.5)
Loss on extinguishment of debt	7,068	4.5	4,084	3.0	73.1
Other non-operating (income) expense	(359)	(0.2)	(21)	—	NM
Total other expense (income)	21,369	13.6	20,816	15.6	2.7

Income from continuing operations before income taxes	17,569	11.1	12,957	9.7	35.6
Income tax expense	6,676	4.2	5,177	3.9	29.0
Income from continuing operations	10,893	6.9	7,780	5.8	40.0

Net income	$10,893	6.9	$7,780	5.8	40.0

Net revenue

Net revenue was $158.3 million for the three months ended June 30, 2016 as compared to $133.3 million for the three months ended June 30, 2015.  The increase of $25.0 million was the result of increased Healthcare segment revenue of $25.6 million partially offset by decreased Global Retail and Other segment revenue of $0.6 million. See “Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $55.3 million for the three months ended June 30, 2016 as compared to $44.5 million for the three months ended June 30, 2015.  The increase of $10.8 million was primarily the result of $9.7 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $1.0 million due to rising healthcare coverage costs and the increase in number of employees. Stock based compensation also increased by approximately $0.1 million due to additional stock option grants.

Other costs of revenue were $5.3 million for the three months ended June 30, 2016 as compared to $4.6 million for the three months ended June 30, 2015.  The increase of $0.7 million was primarily the result of a $1.3 million increase in variable costs to support our growing operations partially offset by a $0.6 million decrease in the cost to retrieve medical records due to reduced volume.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation was $23.2 million for the three months ended June 30, 2016 as compared to $17.4 million for the three months ended June 30, 2015.  The increase of $5.8 million was due to a $3.1 million increase in compensation related expenses primarily due to an increase in the number of employees to support our growing operations, including the hiring of certain key positions associated with being a public company and a $2.7 million increase in stock based compensation due to accelerated vesting of certain stock options as a result of the IPO as well as additional stock option grants.

Other selling, general and administrative expenses were $14.9 million for the three months ended June 30, 2016 as compared to $14.8 million for the three months ended June 30, 2015.  The increase of $0.1 million was primarily due to ongoing investment to support our ability to grow including a $1.4 million increase in IT infrastructure and telecommunications costs partially offset by a $1.3 million decrease in other variable costs including professional and consulting fees as our current need to leverage external resources has been reduced.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $4.8 million for the three months ended June 30, 2016 as compared to $2.8 million for the three months ended June 30, 2015.  The increase of $2.0 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $15.2 million for the three months ended June 30, 2016 as compared to $15.4 million for the three months ended June 30, 2015.  The decrease of $0.2 million was the result of the impairment of our legacy trademarks related to the Cotiviti rebranding in September 2015.

Transaction-related expenses

Transaction-related expenses were $0.7 million for the three months ended June 30, 2016 primarily related to expenses incurred in connection with our IPO as well as certain expenses related to corporate development activity.  There were no transaction-related expenses for the three months ended June 30, 2015.

Interest expense

Interest expense was $14.7 million for the three months ended June 30, 2016 as compared to $16.8 million for the three months ended June 30, 2015.  In May 2015 we repriced our First Lien Term Loan (as defined below), lowering the interest rate by 50 basis points resulting in a decrease in interest expense of $0.8 million.  In June 2016 we repaid $236.1 million of outstanding borrowings under our Second Lien Credit Facility and as a result, reduced interest expense by approximately $1.3 million for the three months ended June 30, 2016.

Loss on extinguishment of debt

Loss on extinguishment of debt was $7.1 million for the three months ended June 30, 2016 related to the payment on our outstanding borrowings under our Second Lien Credit Facility. During the three months ended June 30, 2015 we recognized a loss on extinguishment of $4.1 million related to the repricing of our First Lien Credit Facility.

Other non-operating income

We had other non-operating income of $0.4 million for the three months ended June 30, 2016 as compared to a de minimus amount for the three months ended June 30, 2015.  The increase was primarily the result of $0.2 million in foreign exchange gains related to our operations in India and $0.2 million in interest income driven by higher cash balance.

Income tax expense

We had total income tax expense of $6.7 million for the three months ended June 30, 2016 as compared to $5.2 million for the three months ended June 30, 2015.  The effective tax rate for the three months ended June 30, 2016 was 38.0% as compared to 39.9% for the three months ended June 30, 2015.  The increase in income tax expense was the result of higher income before income taxes for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The decrease in the effective tax rate was primarily due to uncertain tax positions recorded in the prior year.

Segment net revenue and operating income

Healthcare segment net revenue was $141.0 million for the three months ended June 30, 2016 as compared to $115.4 million for the three months ended June 30, 2015.  The increase of $25.6 million was primarily the result of a net increase of $21.9 due to increased penetration and extended scope of services provided to our existing client base which includes approximately $5.0 million relating to special projects that we do not expect to reoccur and a $3.7 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $17.3 million for the three months ended June 30, 2016 as compared to $17.9 million for the three months ended June 30, 2015.  The decrease of $0.6 million was the result of a $0.4 million decrease in revenue from our retail client base primarily related to timing and nature of the claims reviewed as well as the negative impact of certain regulatory changes in the U.K. and a $0.2 million decrease as a result of foreign currency fluctuations due to the strengthening U.S. dollar.

Healthcare segment operating income was $36.7 million for the three months ended June 30, 2016 as compared to $30.5 million for the three months ended June 30, 2015.  The increase in operating income of $6.2 million was the result of an increase in net revenue noted above.  This was partially offset by an increase in compensation expense of $16.9 million related to an increase in the number of employees in our growing Healthcare segment.  Our ongoing investment in strategic initiatives contributed an additional $1.4 million in expense primarily related to an increase in IT infrastructure costs.  Rent and occupancy related costs increased $0.5 million as a result of additional leased office space needed to support our growing operations.  Depreciation and amortization expenses increased by $1.8 million due to our continued investments in capital expenditures.  Transaction-related expenses increased $0.6 million primarily related to costs associated with the IPO.  These increases were partially offset by $1.8 million decrease in certain variable costs.

Global Retail and Other segment operating income was $2.2 million for the three months ended June 30, 2016 as compared to $3.3 million for the three months ended June 30, 2015.  The decrease in operating income of $1.1 million was the result of the decrease in net revenue noted above and a $0.4 million increase in compensation related expenses.  Depreciation and amortization expenses increased by $0.1 million due to our continued investments in capital expenditures.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
		Percentage of		Percentage of	Percentage
		Net Revenue		Net Revenue	Change Period
	2016	(%)	2015	(%)	to Period (%)
Net revenue	$301,009	100.0	$252,944	100.0	19.0
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	108,746	36.1	86,504	34.2	25.7
Other costs of revenue	10,673	3.6	8,983	3.5	18.8
Total cost of revenue	119,419	39.7	95,487	37.7	25.1
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	42,286	14.1	35,589	14.1	18.8
Other selling, general and administrative expenses	30,174	10.0	28,072	11.1	7.5
Total selling, general and administrative expenses	72,460	24.1	63,661	25.2	13.8
Depreciation and amortization of property and equipment	9,646	3.2	5,497	2.2	75.5
Amortization of intangible assets	30,415	10.1	30,819	12.2	(1.3)
Transaction-related expenses	893	0.3	—	—	—
Total operating expenses	232,833	77.4	195,464	77.3	19.1
Operating income	68,176	22.6	57,480	22.7	18.6

Other expense (income):
Interest expense	30,720	10.2	33,675	13.3	(8.8)
Loss on extinguishment of debt	7,068	2.3	4,084	1.6	73.1
Other non-operating (income) expense	(658)	(0.2)	(197)	(0.1)	234.0
Total other expense (income)	37,130	12.3	37,562	14.8	(1.2)

Income from continuing operations before income taxes	31,046	10.3	19,918	7.9	55.9
Income tax expense	12,069	4.0	8,503	3.4	41.9
Income from continuing operations	18,977	6.3	11,415	4.5	66.2

Gain on discontinued operations, net of tax	—	—	559	0.2	(100.0)
Net income	$18,977	6.3	$11,974	4.7	58.5

Net revenue

Net revenue was $301.0 million for the six months ended June 30, 2016 as compared to $252.9 million for the six months ended June 30, 2015.  The increase of $48.1 million was the result of increased Healthcare segment revenue of $47.6 million and increased Global Retail and Other segment revenue of $0.5 million. See “Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $108.7 million for the six months ended June 30, 2016 as compared to $86.5 million for the six months ended June 30, 2015.  The increase of $22.2 million was primarily the result of approximately $20.1 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $1.9 million due to rising healthcare coverage costs and the increase in the number of our employees. Stock based compensation also increased by approximately $0.2 million due to additional stock option grants.

Other costs of revenue were $10.7 million for the six months ended June 30, 2016 as compared to $9.0 million for the six months ended June 30, 2015.  The increase of $1.7 million was primarily the result of an increase in variable costs to support our growing operations of $2.4 million partially offset by a $0.7 million decrease in the cost to retrieve medical records due to reduced volume.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation was $42.3 million for the six months ended June 30, 2016 as compared to $35.6 million for the six months ended June 30, 2015.  The increase of $6.7 million was due to a $3.1 million increase in compensation related expenses primarily due to an increase in the number of employees to support our growing operations, including the hiring of certain key positions associated with being a public company.  Employee benefit costs increased approximately $0.5 million due to rising healthcare coverage costs and the increase in number of employees. Stock based compensation also increased by $3.1 million due to accelerated vesting of certain stock options as a result of the IPO as well as additional stock option grants.

Other selling, general and administrative expenses were $30.2 million for the six months ended June 30, 2016 as compared to $28.1 million for the six months ended June 30, 2015.  The increase of $2.1 million was primarily due to ongoing investments to support our ability to grow including a $2.5 million increase in IT infrastructure and telecommunications costs partially offset by a $0.4 million decrease in other variable costs including professional and consulting fees as our current need to leverage external resources has been reduced.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $9.6 million for the six months ended June 30, 2016 as compared to $5.5 million for the six months ended June 30, 2015.  The increase of $4.1 million was due to continued investments in capital expenditures over the prior year.

Amortization of intangible assets

Amortization of intangible assets was $30.4 million for the six months ended June 30, 2016 as compared to $30.8 million for the six months ended June 30, 2015.  The decrease of $0.4 million was the result of the impairment of our legacy trademarks related to the Cotiviti rebranding in September 2015.

Transaction-related expenses

Transaction-related expenses were $0.9 million for the six months ended June 30, 2016 primarily related to expenses incurred in connection with our IPO as well as certain expenses related to corporate development activity.  There were no transaction-related expenses for the six months ended June 30, 2015.

Interest expense

Interest expense was $30.7 million for the six months ended June 30, 2016 as compared to $33.7 million for the six months ended June 30, 2015. In May 2015 we repriced our First Lien Credit Facility, lowering the interest rate by 50 basis points resulting in a decrease in interest expense of $1.7 million. In June 2016, we repaid $236.1 million of outstanding borrowings under our Second Lien Credit Facility and, as a result, reduced our interest expense by approximately $1.3 million for the six months ended June 30, 2016.

Loss on extinguishment of debt

Loss on extinguishment of debt was $7.1 million for the six months ended June 30, 2016 related to the payment on our outstanding borrowings under our Second Lien Credit Facility. During the six months ended June 30, 2015 we recognized a loss on extinguishment of $4.1 million related to the repricing of our First Lien Credit Facility.

Other non-operating income

We had other non-operating income of $0.7 million for the six months ended June 30, 2016 as compared to $0.2 million for the six months ended June 30, 2015.  The increase was primarily the result of $0.3 million in foreign exchange gains related to our operations in India and $0.1 million in interest income driven by higher cash balance.

Income tax expense

We had total income tax expense of $12.1 million for the six months ended June 30, 2016 as compared to $8.5 million for the six months ended June 30, 2015.  The effective tax rate for the six months ended June 30, 2016 was 38.9% as compared to 42.7% for the six months ended June 30, 2015.  The increase in income tax expense was the result of higher income before taxes for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The decrease in the effective tax rate was primarily due to uncertain tax positions recorded in the prior year as well as the benefit of certain tax audits.

Segment net revenue and operating income

Healthcare segment net revenue was $265.2 million for the six months ended June 30, 2016 as compared to $217.6 million for the six months ended June 30, 2015.  The increase of $47.6 million was primarily the result of a net increase of $39.5 million due to increased penetration and extended scope of services provided to our existing client base which includes approximately $5.0 million relating to special projects that we do not expect to reoccur and a $8.1 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $35.8 million for the six months ended June 30, 2016 as compared to $35.3 million for the six months ended June 30, 2015.  The increase of $0.5 million was the result of a $0.9 million increase in revenue from our retail client base primarily related to the timing and nature of the claims reviewed as well as the negative impact of certain regulatory changes in the U.K. partially offset by $0.4 million decrease as a result of foreign currency fluctuations due to the strengthening U.S. dollar.

Healthcare segment operating income was $63.3 million for the six months ended June 30, 2016 as compared to $51.5 million for the six months ended June 30, 2015.  The increase in operating income of $11.8 million was the result of an increase in net revenue noted above.  This was partially offset by an increase in compensation expense of $28.6 million related to an increase in the number of employees in our growing Healthcare segment.  Our ongoing investment in strategic initiatives contributed an additional $2.4 million in expense primarily related to an increase in IT infrastructure costs.  Rent and occupancy related costs increased $0.7 million as a result of additional leased office space needed to support our growing operations.  Depreciation and amortization expenses increased by $3.5 million due to our continued investments in capital expenditures.  Transaction-related expenses increased $0.8 million primarily related to the costs of the IPO. These increases were partially offset by $0.2 million decrease in certain variable costs.

Global Retail and Other segment operating income was $4.8 million for the six months ended June 30, 2016 as compared to $6.0 million for the six months ended June 30, 2015.  The decrease in operating income of $1.2 million was the result of a $1.2 million increase in compensation related expenses and $0.2 million of ongoing costs associated with our IT infrastructure initiatives.  Depreciation and amortization expenses increased $0.2 million due to our continued investments in capital expenditures.  This was partially offset by an increase in net revenue noted above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Secured Credit Facilities.  As of June 30, 2016, we had cash and cash equivalents of $45.7 million and availability under the revolving portion of our Secured Credit Facilities of $71.5 million.  Our total indebtedness was $822.7 million as of June 30, 2016.

Our principal liquidity needs have been, and will continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions.  In addition, on May 26, 2016 we paid a one-time, special cash dividend of $150.0 million in aggregate, to holders of record of our common stock as of May 24, 2016.

Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth.  Our capital expenditures were $14.0 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.  The increase is primarily due to expenditures associated with enhancing our IT platform. We do not expect our capital expenditures to continue to increase.  However, our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities.  Accordingly, we expect our annual capital expenditures to continue to remain high as compared to the year ended December 31, 2015.

We believe that our cash flow from operations, availability under our Secured Credit Facilities and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future.  We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of equity financings, or a combination thereof.  We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all.  Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control.  Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs.  If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Net cash provided by operating activities	$72,574	$12,844
Net cash used in investing activities	(12,838)	(5,918)
Net cash used in financing activities	(163,165)	(5,136)

Operating Activities

Net cash provided by operating activities was $72.6 million and $12.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily was due to a $8.6 million increase in net income adjusted for the exclusion of non-cash expenses, a $0.9 million gain on discontinued operations in the prior year and approximately a $50.3 million increase related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $63.0 million for the six months ended June 30, 2016 as compared to $54.4 million for the six months ended June 30, 2015.  The increase was primarily due to the growth in our Healthcare operations.

The effect of changes in operating assets and liabilities was an increase of $9.6 million for the six months ended June 30, 2016 compared to a decrease of $40.7 million for the six months ended June 30, 2015.  The most significant drivers contributing to this increase relate to the following:

•

An $18.2 million reduction in taxes paid in the current year compared to the prior year.  Additionally, approximately $10.0 million in tax payments made in prior periods were applied to our tax liabilities for the six months ended June 30, 2016;

•

Changes in our estimated liabilities for refunds and appeals as a result of increased revenue and when we determine an additional reserve may be necessary even though we have collected fees and earned the revenue.  The gross estimated liability for refunds and appeals increased $14.9 million during the six months ended June 30, 2016 as compared to an increase of $2.6 million during the six months ended June 30, 2015;

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections.  Accounts receivable, net of the allowance for doubtful accounts, increased $7.9 million during the six months ended June 30, 2016 as compared to an increase of $14.3 million during the six months ended June 30, 2015; and

•

Changes in accrued compensation primarily driven by an increase in the number of employees.  Accrued compensation decreased $5.1 million during the six months ended June 30, 2016 as compared to a decrease of $10.6 million during the six months ended June 30, 2015.

Investing Activities

Net cash used in investing activities was $12.8 million and $5.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively.  The increase in cash used in investing activities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily was due to an increase in capital expenditures due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash used in financing activities was $163.2 million for the six months ended June 30, 2016 compared to $5.1 million for the six months ended June 30, 2015.  The increase in cash used in financing activities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to the payment of a special cash dividend of $150.0 million on May 26, 2016 and the repayment of $236.1 million of outstanding borrowings under our Second Lien Credit Facility in June 2016 partially offset by net cash proceeds from our IPO of $226.9 million.

Off-Balance Sheet Arrangements

Except for operating leases and certain letters of credit entered into in the normal course of business, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

In June 2016, we repaid $223.0 million in outstanding principal under our Second Lien Credit Facility using proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the Second Lien Credit Facility. As a result of these early repayments of the Second Lien Credit Facility, our contractual obligations upon their original scheduled maturity have been reduced accordingly.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in the Prospectus.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.  An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share based compensation. ASU 2016-09 changes several aspects of the accounting for share based payment award transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which changes the accounting recognition, measurement and disclosure for leases in order to increase transparency. ASU 2016-02 requires lease assets and liabilities to be recognized on the balance sheet and key information about leasing arrangements to be disclosed.  The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which changes the current financial instruments model primarily impacting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are evaluating this new guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015‑17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015‑17”) which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The guidance is effective for public companies with annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated balance sheets and related disclosures and expect the adoption of this ASU will reduce our total current assets and net working capital.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) which established guidance regarding the accounting for software licenses. ASU 2015-05 is effective for annual reporting periods, including interim periods, beginning after December 15, 2015.  We prospectively adopted the provisions of ASU 2015-05 as of January 1, 2016 and have not yet had any material contracts that were impacted by this new guidance.

In April 2015, the FASB issued ASU 2015‑03, Simplifying the Presentation of Debt and Issuance Costs (“ASU 2015‑03”) which establishes guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within that reporting period. We adopted the provisions of ASU 2015-03 as of January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016 and December 31, 2015, $13,658 and $20,975 of debt issuance costs, respectively, were reclassified in the consolidated balance sheet from debt issuance costs, net to long-term debt. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”) which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. The guidance is effective for public companies with annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are evaluating this new guidance, the method of adoption we will take and the impact, if any, on our consolidated financial statements and related disclosures.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections.  Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  As a result, our actual results may differ materially from those contemplated by the forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions; improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary; healthcare spending fluctuations; our clients declining to renew their agreements with us or renewing at lower performance fee levels; inability to develop new clients; delays in implementing our solutions; system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information; our failure to innovate and develop new solutions for our clients; our failure to comply with applicable privacy, security and data laws, regulations and standards; changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide; loss of a large client; consolidation among healthcare payers or retailers; slow development of the healthcare payment accuracy market; negative publicity concerning the healthcare payment industry or patient confidentiality and privacy; significant competition for our solutions; our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how; compliance with current and future regulatory requirements; declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process; our failure to accurately estimate the factors upon which we base our contract pricing; our inability to manage our growth; our inability to successfully integrate and realize synergies from the Connolly iHealth Merger (as defined below) or any future acquisitions or strategic partnerships; our failure to maintain or upgrade our operational platforms; our failure to reprocure our Medicare Recovery Audit Contractor (“Medicare RAC”) program contract; our rebranding may not be successful; litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements; our inability to expand our retail business; our inability to manage our relationships with information suppliers, software vendors or utility providers; fluctuations in our results of operations; changes in tax rules; risks associated with international operations; our inability to realize the book value of intangible assets; our success in attracting and retaining qualified employees and key personnel; general economic, political and market forces and dislocations beyond our control; risks related to our substantial indebtedness and holding company structure; volatility in bank and capital markets; our status as a controlled company and as an emerging growth company; and provisions in our amended and restated certificate of incorporation.

For the reasons described above, as well as factors identified in “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q and the section of the Prospectus entitled “Risk Factors,” we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk compared to the quantitative and qualitative disclosure about market risk described in the Prospectus.

We are exposed to interest rate risk on our Secured Credit Facilities, which bear interest at variable rates. As of June 30, 2016, we had $822.7 million of long-term debt outstanding and $630.0 million notional debt outstanding related to interest rate cap agreements.  Based on our outstanding debt as of June 30, 2016, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $5.3 million.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.  As a newly public company, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting.  Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business.  Our management currently does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.      Risk Factors

Investing in our Common Stock involves a high degree of risk. You should consider carefully the following risks and all of the information in this Quarterly Report on Form 10-Q and the Prospectus, before purchasing our Common Stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, perhaps significantly and you may lose all or part of your investment.

Risks Relating to Our Business

Our business and future growth depend on our ability to successfully expand the scope of claims reviewed for, and cross-sell additional solutions to, our existing client base.

We expect a significant portion of our future revenue growth to come from expanding the scope of claims we review for, and cross-selling additional solutions to, our existing clients. Our efforts to do so may not be successful. If we are unable to successfully expand the scope of payments reviewed by our solutions for or cross-sell additional solutions to our existing clients, it could have a material adverse effect on our growth and on our business, financial condition and results of operations.

Internal improvements to healthcare claims and retail billing processes by our clients could reduce the need for, and revenue generated by, our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We provide solutions that help our clients enhance payment accuracy in an increasingly complex environment. If our clients improve their healthcare claims and retail billing processes, demand for our solutions could be reduced. Since most of our contracts are performance fee based, enhancement of client internal billing processes could reduce the revenue generated by our solutions. With enough time and investment, many of our clients may be able to reduce or resolve recurring payment process complexities and resulting payment inaccuracies. In addition, many of our clients also utilize third party or internal technology, systems and personnel that review transactions before we do, all of which are constantly updated and improved. As the skills, experience and resources of such technology, systems and personnel improve, they may be able to identify payment inaccuracies before using our solutions, which would reduce the payment inaccuracies identified by our solutions and our ability to generate related revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare spending fluctuations, simplification of the healthcare delivery and reimbursement system, programmatic changes to the scope of benefits and limitations to payment integrity initiatives could reduce the need for and the price of our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions improve our clients' ability to accurately pay healthcare claims and prevent or recover inaccurate payments, which often are a result of complexities in the healthcare claims payment system. Although the healthcare benefit and payment system continues to grow in complexity due to factors such as increased regulation and increased healthcare enrollment, the need for our solutions, the price clients are willing to pay for them and/or the scope and profitability of the solutions that we provide to our clients could be negatively affected by, among other things:

•

simplification of the U.S. healthcare delivery and reimbursement systems, either through shifts in the commercial healthcare marketplace or through legislative or regulatory changes at the federal or state level;

•	reductions in the scope of private sector or government healthcare benefits (for example, decisions to eliminate coverage of certain services);

•	the transition of healthcare beneficiaries from fee-for-service plans to value-based plans;

•	the adoption of healthcare plans with significantly higher deductibles;

•	limits placed on payment integrity initiatives, including the Medicare RAC program; and

•	lower than projected growth in private health insurance or the various Medicare and Medicaid programs, including Medicare Advantage.

Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If our existing clients do not renew their agreements with us, renew at lower performance fee levels, choose to reduce the number of claims reviewed by our solutions, or prematurely terminate their agreement with us, and we are unable to replace any related lost revenue, it could have a material adverse effect on our business, financial condition and results of operation.

We historically have derived, and expect in the future to derive, a significant portion of our revenue from our existing clients and, accordingly, we are reliant on ongoing renewals of our agreements with existing clients. As a result, maintaining a high renewal rate is critical to our future growth and our business, financial condition and results of operations. We may experience significantly more difficulty than we anticipate in renewing our existing client agreements. Factors that may affect the renewal rate for our services and our ability to sell additional solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing solutions;

•	our clients' perceived ability to review claims accurately using their internal resources;

•	our ability to develop complementary solutions;

•	our continued ability to access the data necessary to enable us to effectively develop and deliver new solutions to clients;

•	the stability and security of our platform;

•	changes in healthcare laws, regulations or trends; and

•	the business environment of our clients.

Contracts with our clients generally have stated terms of one to five years. Our clients have no obligation to renew their contracts for our services after the term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, may renew with a reduced scope of services, may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts to adjust service volumes, or may terminate the agreement prior to its contracted completion date, if any, which could reduce our revenue from these clients. If our clients fail to renew their agreements, renew their agreements upon less favorable terms, at lower performance fee levels or for fewer services, fail to purchase new services from us, or terminate their agreements with us, and we are unsuccessful in generating significant revenue from new or other existing clients to replace any lost revenue, our growth may be constrained and our revenue may decline which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop new client relationships, it could have a material adverse effect on our business, financial condition and results of operations.

As part of our strategy, we seek to develop new client relationships, principally among healthcare payers. Our ability to develop new relationships depends on a variety of factors, including the quality and performance of our solutions, as well as the ability to market and sell our solutions effectively and differentiate ourselves from our competitors. We may not be successful in developing new client relationships. If we are unable to develop new client relationships, it could have a material adverse effect on our business, financial condition and results of operations.

We have long sales and implementation cycles for many of our solutions and if we fail to close sales after expending time and resources on the sales process, or if we experience delays in implementing the solutions we sell, it could have a material adverse effect on our business, financial condition and results of operations.

Potential clients generally perform a thorough evaluation of available payment accuracy solutions and require us to expend time, effort and money educating them as to the value of our solutions prior to entering into a contract with them. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients' budgetary constraints or for other reasons. In addition, following a successful sale, the implementation of our systems frequently involves a lengthy process, as we integrate our technology with the new client's technology and learn the new client's business, operations and billing processes and preferences. If we are unsuccessful in closing sales after expending funds and management resources or if we experience delays in such sales or in implementing our solutions, it could have a material adverse effect on our business, financial condition and results of operations.

System interruptions or failures could expose us to liability and have a material adverse effect on our business, financial condition and result of operations.

Our data and operations centers are essential to our business, which depends on our ability to maintain and protect our information systems. In addition, our operations are spread across the United States, Canada, the United Kingdom and India and we rely heavily on technology to communicate internally and efficiently perform our services. We have implemented measures that are designed to mitigate the potential adverse effects of a disruption, relocation or change in operating environment; however, we cannot provide assurance that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

•	power loss, transmission cable cuts and telecommunications failures;

•	damage or interruption caused by fire, earthquake and other natural disasters;

•	attacks by hackers or nefarious actors;

•	human error;

•	computer viruses and other malware, or software defects; and

•	physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

If we encounter a business interruption, if we fail to effectively maintain our information systems, if it takes longer than we anticipate to complete required upgrades, enhancements or integrations or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with clients, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports or other adverse consequences, any of which could have a material adverse effect on our business, financial condition and results of operations.

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cyber-security breaches and other disruptions that could compromise our information. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, financial condition and results of operations.

We use, obtain and process large amounts of confidential, sensitive and proprietary data, including protected health information (“PHI”) subject to regulation under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and personally identifiable information (“PII”) subject to state and federal privacy, security and breach notification laws. The secure processing and maintenance of this information is critical to our operations and business strategy. We face risks associated with new and untested personnel, processes and technologies which have recently been implemented to augment our security and privacy management programs. If our security measures or those of the third party vendors we use who have access to this information are inadequate or are breached as a result of third party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including PHI and PII, on our systems or our providers' systems, our reputation and business could be damaged. We cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third party vendors' databases or systems. The occurrence of any of these events could cause our solutions to be perceived as vulnerable, cause our clients to lose confidence in our solutions, negatively affect our ability to attract new clients and cause existing clients to terminate or not renew our solutions. If the information is lost, improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties. Furthermore, we could be forced to expend significant resources in response to a security breach, including investigating the cause of the breach, repairing system damage, increasing cyber-security protection costs by deploying additional personnel and protection technologies, notifying and providing credit monitoring to affected individuals, paying regulatory fines and litigating and resolving legal claims and regulatory actions, all of which could increase our expenses and divert the attention of our management and key personnel away from our business operations.

In addition, if our own confidential business information were improperly disclosed, our business could be materially adversely affected. A core aspect of our business is the reliability and security of our technology platform. Any perceived or actual breach of security could have a significant impact on our reputation as a trusted brand, cause us to lose existing clients, prevent us from obtaining new clients, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability. Any security breach at a third party vendor providing services to us could have similar effects. Any breach or disruption of any systems or networks on which we rely could have a material adverse effect on our business, financial condition and results of operations.

If we fail to innovate and develop new solutions, or if these new solutions are not adopted by existing and potential clients, it could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations and continued growth will depend on our ability to successfully develop and market new solutions that our existing and potential clients are willing to adopt. We cannot provide assurance that our new or modified solutions will be responsive to client preferences or industry changes, or that the product and service development initiatives we prioritize will yield the gains that we anticipate, if any.

If we are unable to predict market preferences or if our industry changes, or if we are unable to modify our solutions on a timely basis, we may lose clients or fail to attract new clients. If existing clients are not willing to adopt new solutions, or if potential clients do not value such new solutions, it could have a material adverse effect on our business, financial condition and results of operations.

Certain of our activities present the potential for identity theft or similar illegal behavior by our employees or contractors with respect to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions involve the use and disclosure of personal information that in some cases could be used to impersonate third parties or otherwise improperly gain access to their data or funds. If any of our employees or contractors take, convert or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our clients that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with client accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition and results of operations.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third party service providers that utilize sensitive personal information on our behalf, it could have a material adverse effect on our reputation, business, financial condition and results of operations.

In order to provide our services and solutions, we often receive, process, transmit and store PHI and PII of individuals, as well as other financial, confidential and proprietary information belonging to our clients and third parties from which we obtain information (e.g., private insurance companies, financial institutions, etc.). The receipt, maintenance, protection, use, transmission, disclosure and disposal of this information is regulated at the federal, state, international and industry levels and we are also obligated by our contractual requirements with customers. These laws, rules and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, we are subject to federal regulation as a result of the Final Omnibus Privacy, Security, Breach Notification and Enforcement Rules (the “Omnibus Final Rule”) amendments to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. We collectively refer to these acts and their implementing federal regulations, including the Omnibus Final Rule, as “HIPAA.”

HIPAA establishes privacy and security standards that limit our use and disclosure of PHI and requires us to implement administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of PHI, as well as notify our covered entity customers of breaches of unsecured PHI and security incidents. HIPAA also imposes direct penalties on us for violations of its requirements. In addition to HIPAA, we are also subject to varying state laws governing the use and disclosure of PII, including medical record information, as well as state laws requiring notification in case of a breach of such information. The Omnibus Final Rule significantly increased the risk of liability to us, our business associates and subcontractors by making us directly subject to many of HIPAA's requirements and made more incidents of inadvertent disclosure reportable and subject to penalties.

We act as a business associate to our covered entity customers because we collect, use, disclose and maintain PHI in order to provide services to these customers. HIPAA requires us to enter into satisfactory written business associate agreements with our covered entity customers, which contain specified written assurances that we will safeguard PHI that we create or access and will fulfill other material obligations. Under the Omnibus Final Rule, we may be held directly liable under our business associate agreements and HIPAA for any violations of HIPAA. Therefore, we could face contractual liability with our customers as well as liability to the government under HIPAA if we do not comply with our business associate obligations and those provisions of HIPAA that are applicable to us. While we take measures to comply with applicable laws and regulations as well as our own posted privacy policies, such laws, regulations and related legal standards for privacy and security continue to evolve and any failure or perceived failure to comply with applicable laws, regulations and standards may result in threatened or actual proceedings, actions and public statements against us by government entities, private parties, consumer advocacy groups or others, or could cause us to lose clients, which could have a material adverse effect on our business, financial condition and results of operations. The penalties for a violation of HIPAA are significant and, if imposed, could have a material adverse effect on our business, financial condition and results of operations. While we have included protections in our contracts with our third party service providers, as required by the Omnibus Final Rule, we have limited oversight or control over their actions and practices. In addition, we could also be exposed to data breach risk if there is unauthorized access to one of our or our subcontractors' secured facilities or from lost or stolen laptops, other portable media from current or former employee theft of data containing PHI, from misdirected mailings containing PHI, or other forms of administrative or operational error. HHS is currently conducting audits to assess HIPAA compliance efforts by covered entities and business associates. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third party service providers, could have a material adverse effect on our reputation and business, including, among other consequences, mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, any of which could have a material adverse effect on our results of operations, financial position and cash flows. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

We have clients throughout all 50 states and our solutions may contain healthcare information of patients located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California's patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition and results of operations:

•	amendment, enactment, or interpretation of laws and regulations that restrict the access and use of personal information and reduce the supply of data available to clients;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of our solutions to comply with current laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes, particularly as they relate to the Affordable Care Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry in the United States is subject to a multitude of changing political, economic and regulatory influences that affect every aspect of our healthcare system. The Affordable Care Act made major changes in how healthcare is delivered and reimbursed, and generally increased access to health insurance benefits to the uninsured and underinsured population of the United States. Among other things, the Affordable Care Act increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. However, many of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules. Until the Affordable Care Act is fully implemented, it will be difficult to predict its full impact and influence on the healthcare industry. In addition, there have been and continue to be a number of legislative and regulatory initiatives to contain healthcare costs, reduce federal and state government spending on healthcare products and services and limit or restrict the scope of the Medicare RAC program and other program integrity initiatives.

We have made and intend to continue to make investments in personnel, infrastructure and product development, as well as in the overall expansion of the services that we offer to support existing and new clients as they implement the requirements of the Affordable Care Act. However, future changes to the Affordable Care Act and to the Medicare and Medicaid programs and other federal or state healthcare reform measures may lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, decrease the Medicare RAC program and otherwise change the operating environment for us and our clients. If efforts to waive, modify or otherwise change the Affordable Care Act, in whole or in part, are successful, if we are unable to adapt our solutions to meet changing requirements or expand service delivery into new areas, or the demand for our solutions is reduced as a result of healthcare organizations' reactions to changed circumstances and financial pressures, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare organizations may react to such changed circumstances and financial pressures, including those surrounding the implementation of the Affordable Care Act, by taking actions such as curtailing or deferring their retention of service providers like us, which could reduce the demand for our solutions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue comes from a limited number of clients, and the loss of one or more of these clients could have a material adverse effect on our business, financial condition and results of operations.

We generate a significant portion of our revenue from a limited number of large clients. Our first-, second- and third-largest clients accounted for approximately 14%, 10% and 8% of our revenue for the year ended December 31, 2015. In addition, our ten largest clients, in the aggregate, accounted for approximately 59% of our revenue for the year ended December 31, 2015. The engagement between these clients and us generally is covered through a master services agreement with multiple separate statements of work (“SOWs”), each with different and/or staggered terms, generally ranging from one to three years. In addition, we also rely on our reputation and recommendations from key clients to promote our solutions to potential new clients. Accordingly, if any of these clients fail to renew or terminate their existing contracts or their SOWs with us, it could have a material adverse effect on our business, financial condition and results of operations.

Consolidation among healthcare payers or retailers could have a material adverse effect on our business, financial condition and results of operations.

The healthcare and retail industries have recently undergone significant consolidation and further consolidation could occur in the future. When companies consolidate, services provided by more than one provider may be consolidated and purchased from a single provider or they may renegotiate or not renew their existing contractual arrangements, which could lead to the loss of a client. Overlapping services that were previously purchased separately typically are purchased only once by the combined entity, resulting in loss of revenue for the service provider. If our clients merge with or are acquired by other entities that are not our clients, they may discontinue their use of our services or renegotiate the terms of our agreements. In addition, if an existing client of ours merges with or is acquired by a company that does not use payment accuracy solutions, we could lose our existing client, which could have a material adverse effect on our business, financial condition and results of operations.

The healthcare payment accuracy market is relatively new and unpenetrated, and if it does not develop or if it develops more slowly than we expect, it could have a material adverse effect on our business, financial condition and results of operations.

The healthcare payment accuracy market is relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether the healthcare payment accuracy market will achieve and sustain high levels of demand, client acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to demonstrate the value of payment accuracy solutions to healthcare payers and government agencies. If our clients do not perceive the benefits of our solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning the healthcare payment accuracy industry or patient confidentiality and privacy could limit the future growth of the healthcare payment accuracy market.

Our payment accuracy solutions help prevent and recover improper payments made to healthcare providers. As a result, healthcare providers and others have criticized the healthcare payment accuracy industry and have hired lobbyists to discredit the reported success that payment accuracy solutions have had in improving the accuracy of payments. Further, negative publicity regarding patient confidentiality and privacy could limit market acceptance of our healthcare solutions. Many consumer advocates, privacy advocates and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. If healthcare providers, privacy advocates and others are successful in creating negative publicity for the healthcare payment accuracy industry, government and private healthcare payers could hesitate to contract with payment accuracy providers, such as us, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

We face significant competition for our solutions and we expect competition to increase.

Competition among providers of healthcare payment accuracy solutions to U.S. healthcare insurance companies is strong and we may encounter additional competition as new competitors enter this area.

Our current healthcare solutions competitors include:

•	other payment accuracy vendors, including vendors focused on discrete aspects of the healthcare payment accuracy process;

•	fraud, waste and abuse claim edit and predictive analysis companies;

•	primary claims processors;

•	numerous regional utilization management companies;

•	in-house payment accuracy capabilities;

•	Medicare RACs; and

•	healthcare consulting firms and other third party liability service providers.

In addition, our competition for retail solutions consists of one main competitor, PRGX Global, Inc., and a number of smaller companies that do not have a material market share of the retail payment accuracy market.

Many of the payment accuracy solutions we provide are being targeted by competitors, and their success in attracting business or winning contract bids could adversely affect our business. In certain cases, our competitors and potential competitors have significantly greater resources and market recognition than we have and may be in a position to bundle services that compete with our product and services offerings, or may be able to devote greater resources to the sale of their services and to developing and implementing new and improved systems and solutions for the clients that we serve.

We cannot provide assurance that we will be able to compete successfully against existing or new competitors. In addition, we may be forced to lower our pricing or the demand for our solutions may decrease as a result of increased competition. Further, a failure to be responsive to our existing and potential clients' needs could hinder our ability to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions and operate our business effectively. Any inability to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our proprietary technology, information, processes and know-how, the value of our solutions may be diminished, which could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter misappropriation of intellectual property and may be insufficient to protect our proprietary information. Misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, algorithms and other similar information by any means, could undermine competitive advantages we currently derive or may derive therefrom. Any of these situations could result in our expending significant time and incurring expense to enforce our intellectual property rights. Although we have taken measures to protect our proprietary rights, others may compete with our business by offering solutions or services that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our solutions, brand and other intangible assets may be diminished and competitors may be able to more effectively offer solutions that have the same or similar functionality as our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to protect our intellectual property rights.

Our success depends in part on our ability to protect our proprietary software, confidential information and know-how, technology and other intellectual property and intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors and clients. There can be no assurance that employees, consultants, vendors and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Additionally, we monitor our use of open source software to avoid uses that would require us to disclose our proprietary source code or violate applicable open source licenses, but if we engaged in such uses inadvertently, we could be required to take remedial action or release certain of our proprietary source code. These scenarios could have a material adverse effect on our business, financial condition and results of operations. In addition, despite the protections we do place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. In addition, agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

Pursuant to our initial strategy regarding intellectual property protection, we currently hold one patent that does not apply to our current solutions. As we begin to pursue additional patents, we might not be able to obtain meaningful patent protection for our technology. In addition, if any additional patents are issued in the future, they might not provide us with any competitive advantages or might be successfully challenged by third parties.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. Further, the theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information.

We rely on our trademarks, service marks, trade names and brand names to distinguish our services from the services of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, if we expand our focus to the international payment accuracy market, there is no guarantee that our trademarks, service marks, trade names and brand names will be adequately protected.

Our ability to obtain, protect and enforce our intellectual property rights is subject to uncertainty as to the scope of protection, registerability, patentability, validity and enforceability of our intellectual property rights in each applicable jurisdiction, as well as the risk of general litigation or third party oppositions.

Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, if we expand our business into markets outside of the United States, our intellectual property rights may not receive the same degree of protection as they would in the United States because of the differences in foreign trademark and other laws concerning proprietary rights. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation and our clients' contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business, financial condition and results of operations.

Much of our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations generally are intended to benefit and protect individual citizens, including government program beneficiaries, health plan members and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our clients, providers, other healthcare payers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Increased involvement by us in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of our being subjected to scrutiny or legal actions by parties other than our clients, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

In addition, because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the “qui tam” provisions of the Federal False Claims Act and similar statutory provisions in many states.

The expansion of our operations into new products and services may further expose us to requirements and potential liabilities under additional statutes and legislative schemes that previously have not been relevant to our business, such as banking statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards.

If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. Such risks, particularly under the Federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and have a material adverse effect on our business, financial condition and results of operations.

Federal or state governments may limit or prohibit the outsourcing of certain services or functions, or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs or functions, such as healthcare claim auditing, or there may be state or federal limitations placed on the ability of the government to award contracts to private companies that use non-U.S. personnel, such as us, which could have a material adverse effect on our business, financial condition and results of operations.

Federal or state governments could limit or prohibit private contractors like us from operating or performing elements of certain government functions or programs. State or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity. Such a situation could eliminate a contracting opportunity or reduce the value of an existing contract.

In addition, the federal government and a number of states have considered laws and/or issued rules and orders that would limit, restrict or wholly prohibit the use of non-U.S. labor in performance of government contracts, or impose sanctions for the use of such resources. Some of our clients have already chosen to contractually limit or restrict our ability to use non-U.S. resources. We employ personnel and occasionally engage vendors located outside of the United States, and while we endeavor to only employ non-U.S. personnel and vendors where appropriate and permissible, any such limitations or restrictions could require us to repatriate work currently being done outside the U.S. or prevent us from having additional work done outside the United States, raise our costs of doing business, expose us to unexpected fines or penalties, increase the prices we must charge to clients to realize a profit and eliminate or significantly reduce the value of existing contracts or potential contract opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs, satisfy client requests and handle and enable our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found and that remediation can be done in a timeframe that is acceptable to our clients or that client relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures, errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize or disseminate to be incomplete or contain inaccuracies that our clients regard as significant.

Moreover, because many of the services we furnish to clients involve submitting high volumes of monetary claims to third parties and processing payments from them, the efficiency and effectiveness of our own operations are to some degree dependent on the claims processing systems of these third parties and their compliance with any new transaction and code set standards. Since October 1, 2015, health plans, commercial payers and healthcare providers have been required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient and physician claims. The transition to the new transaction and code set standard is expensive, time-consuming and may initially result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data.

In addition, we may experience delays in processing claims and therefore earning our fees if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities or deficiencies internal to these third parties could significantly delay or obstruct our ability to recover money for our clients, and thereby interfere with our performance under our contracts and our ability to generate revenue from those contracts in the timeframe we anticipate, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our services could become subject to new, revised, or enhanced regulatory requirements in the future, which could result in increased costs, could delay or prevent our introduction of new solutions, or could impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is highly regulated on the federal, state and local levels, and is subject to changing legislative, regulatory, political and other influences. Changes to existing laws and regulations, or the enactment of new federal and state laws and regulations affecting the healthcare industry, could create unexpected liabilities for us, could cause us or our clients to incur additional costs and could restrict our or our clients' operations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our clients, or the specific services and relationships we have with our clients is not always clear. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Affordable Care Act. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and have a material adverse effect on our business, financial condition and results of operations.

Our services may become subject to new or enhanced regulatory requirements and we may be required to change or adapt our services in order to comply with these regulations. For example, the introduction of the new ICD-10 coding framework in 2015, could present additional challenges for our business, including requiring us to allocate resources to training and upgrading our systems. If we fail to successfully implement the new ICD-10 coding framework, it could adversely affect our ability to offer services deemed critical by our clients, which could have a material adverse effect on our business, financial condition and results of operations. New or enhanced regulatory requirements may render our solutions obsolete or prevent us from performing certain services. Further, new or enhanced regulatory requirements could impose additional costs on us, thereby making existing solutions unprofitable, and could make the introduction of new solutions more costly or time consuming than we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

We may be precluded from bidding on and/or performing certain work due to other work that we perform, which could have a material adverse effect on our business, financial condition and results of operations.

Various laws, regulations and administrative policies prohibit companies from performing work for government agencies in capacities that might be viewed to create an actual or perceived conflict of interest. In particular, CMS has stringent conflict of interest rules, which limit our bidding for work that might conflict, or be perceived by CMS to conflict, with contractual work for CMS. State governments and managed care organizations also have conflict of interest restrictions that could limit our ability to bid for certain work. Conflict of interest rules and standards change frequently and are subject to varying interpretations and varying degrees and consistency of enforcement at the federal, state and municipal levels, and we cannot provide assurance that we will be successful in navigating these restrictions.

The expansion and diversification of our business operations increases the possibility that clients or potential clients will perceive conflicts of interest between our various subsidiaries, products, services, activities and client relationships. Such conflicts, whether real or perceived, could result in loss of contracts or require us to divest ourselves of certain existing business in order to qualify for new contract awards. We may be required to adjust our current management and personnel structure, as well as our corporate organization and entity structure, in order to appropriately mitigate conflicts and otherwise accommodate our needs as a company that is expanding in size and complexity. Our failure to devote sufficient care, attention and resources to managing these adjustments may result in technical or administrative errors that could expose us to potential liability or adverse regulatory action. If we are prevented from expanding our business due to real or perceived conflicts of interest, it could have a material adverse effect on our business, financial condition and results of operations.

We obtain a portion of our business through submitting responses to requests for proposals (“RFPs”). Future contracts may not be awarded through this process on the same level and we may not re-procure certain contracts.

In order to market our solutions to clients, we sometimes are required to respond to RFPs to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the likely terms of any proposals submitted by our competitors. We also must assemble and submit a large volume of information within a RFP's rigid timetable, and our ability to provide timely and complete responses to RFPs will greatly impact our business. Should any part of our business suffer a negative event, for example, a client dispute or a government inquiry, we may be required to disclose the occurrence of that event in a RFP, which could impact our ability to win the contract at issue. We cannot provide assurance that we will continue to obtain contracts in response to RFPs, that we will be successful in reentering into contracts after they expire, or that our proposals will result in profitable contracts. In addition, if we are unable to win particular contracts, we may be precluded from entering certain markets for a number of years. If we are unable to consistently win new contract awards or renew expiring contracts over any extended period, it could have a material adverse effect on our business, financial condition and results of operations.

If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.

Our client contracts are generally performance-fee based. We receive a fee for such contracts based on the payment inaccuracies that we prevent for our prospective solutions clients, or the recoveries received by our retrospective solutions and retail clients. Our ability to earn a profit on a performance fee contract requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of completing multiple tasks and transactions within the contracted time period.

We derive a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fee-for-service contracts where applicable, as required under U.S. GAAP, we cannot provide assurance that our contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on business, financial condition and results of operations.

In addition, some of our client contracts guarantee that we will achieve certain performance levels. If we are unsuccessful in reaching our committed performance thresholds, we may have to provide the client with service credits or reduce our fees for such review, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to execute on business plans will be negatively impacted if we fail to properly manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

In recent years, our size and the scope of our business operations have expanded rapidly, particularly as a result of the Connolly iHealth Merger, and we expect that we will continue to grow and expand into new areas within the healthcare industry; however, such growth and expansion carries costs and risks that, if not properly managed, could have a material adverse effect on our business, financial condition and results of operations. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our clients' needs and to changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies and could negatively impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully complete the integration of the Connolly and iHealth Technologies businesses and realize any synergies that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve the anticipated benefits of the Connolly iHealth Merger and the success of our combined companies will depend in part upon whether we can complete the integration of the predecessor businesses in an effective and efficient manner. Our ability to integrate the predecessor businesses and realize the long-term synergies that we anticipate is subject to a number of uncertainties, many of which are related to conditions beyond our control, such as general negative economic trends and competition. We may also encounter ongoing difficulties in effectively implementing our combined business plan and in implementing operational, accounting and technology policies, processes and systems for the combined business, in integrating the cultures of each of the predecessor businesses, in cross-selling our solutions to the existing clients of the predecessor businesses and in the impairment of acquired intangible assets, including goodwill. An inability to effectively deal with any of the aforementioned difficulties in a timely and effective manner may result in our failing to fully realize the anticipated benefits of the Connolly iHealth Merger, including anticipated synergies, and could have a material adverse effect on our business, financial condition and results of operations. Further, the time and energy management has spent and will continue to spend in integrating Connolly and iHealth Technologies may divert the attention of management away from the core operations of the business.

If we do not successfully integrate future acquisitions or strategic partnerships that we may enter into, we may not realize the anticipated benefits of any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.

We expect to pursue future acquisitions in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships or that any future acquisitions or strategic partnerships will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from any strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

•	our ability to integrate operational, accounting and technology policies, processes and systems and the implementation of those policies and procedures;

•	our ability to integrate personnel and human resources systems as well as the cultures of each of the acquired businesses;

•	our ability to implement our business plan for the acquired business;

•	transition of operations, users and clients to our existing platforms or the integration of data, systems and technology platforms with ours;

•	compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

•	diversion of management's attention and other resources;

•	our ability to retain or replace key personnel;

•	our ability to maintain relationships with the clients of the acquired business or a strategic partner and further develop the acquired business or the business of our strategic partner;

•	our ability to cross-sell our solutions of the acquired businesses or strategic partners to our respective clients;

•	entry into unfamiliar markets;

•	assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, clients, former stockholders or third parties;

•	misuse of intellectual property by our strategic partners;

•	disagreements with strategic partners or a misalignment of incentives within any strategic partnership;

•	becoming significantly leveraged as a result of incurring debt to finance an acquisition;

•	unanticipated operating, accounting or management difficulties in connection with the acquired entities; and

•	impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

If we fail to successfully integrate the businesses that we acquire or strategic partnerships that we enter into, we may not realize any of the benefits we anticipate in connection with the acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain or upgrade our operational platforms, it could have a material adverse effect on our business, financial condition and results of operation.

We expect to make substantial investments in and changes to our operational platforms, systems and applications to compete effectively and keep up with technological advances. We may also face difficulties in integrating any upgraded platforms into our current technology infrastructure. In addition, significant technological changes could render our existing solutions obsolete. Although we have invested, and will continue to invest, significant resources in developing and enhancing our solutions and platforms, any failure to keep up with technological advances or to integrate upgraded operational platforms and solutions into our existing technology infrastructure could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected if we fail to reprocure our Medicare RAC program contract or if the terms of the Medicare RAC program contract are substantially changed.

Historically, CMS has been a significant client. Net revenue under our Medicare RAC contract was $18.5 million and $44.3 million for the years ended December 31, 2015 and 2014, respectively.

In February 2013, CMS began the reprocurement process for its Medicare RAC program contracts and issued a Request for Quote (“RFQ”). After a protest was filed by potential bidders on the terms of this initial RFQ, CMS issued a group of five new RFQs for the Medicare RAC program. The terms of these new RFQs were also protested by potential bidders, causing CMS to withdraw the new RFQs and resulting in further delays in the reprocurement process. In response to these delays, CMS has allowed the current Medicare RAC contractors, including us, to continue active recovery auditing through July 29, 2016. After this date, our activities under our Medicare RAC program contract will be limited to administrative matters, including collections, related to findings through July 29, 2016. Our Medicare RAC program contract, including any liability for appeals, ends on January 31, 2018.

On November 6, 2015, CMS announced the new terms and timeline of the RFP process for recovery audit services, including those performed by us. We have submitted a proposal. The timing and outcome of the new Medicare RAC contract awards is uncertain.

We are permitted to review only a small subset of CMS's claims for potential payment inaccuracies. CMS exercises its discretion with respect to the number of claims and types of concepts that Medicare RAC contractors may audit. CMS has suspended the review of certain types of claims, and, effective October 1, 2015, shifted the responsibility for initial medical reviews for certain claims, many of which were profitable to us, to Quality Improvement Organizations. There can be no assurance that CMS will lift its suspension of such reviews and CMS may determine to restrict the types of claims its payment accuracy providers review even further. The continued suspensions of these reviews by the Medicare RACs, changes to the review strategies, and any other changes to the Medicare RAC program could have a material impact on our future revenue.

On August 29, 2014, CMS announced that it would settle with hospitals willing to withdraw inpatient status claims currently pending in the Medicare RAC appeals process by offering to pay hospitals 68% for all eligible claims that they have billed to Medicare. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22.3 million in Medicare RAC contingency fees due to these adjustments. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS's findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Although we accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments, which we estimate are probable of being returned to providers following a successful appeal, and we similarly accrue an allowance against accounts receivables related to fees yet to be collected, the impact of CMS' settlement offer to hospitals remains uncertain. Our financial condition and results of operations could be adversely affected if we are required to return certain fees we have already been paid under our existing Medicare RAC contract, any final determination of amounts owed by us to CMS under the current Medicare RAC contract materially exceeds our estimated liability for appeals, or we are unable to collect fees for audits we have already performed. There could be a material adverse impact on our revenue, results of operations and cash flows if we are unable to obtain full payments for properly provided services, are required to repay a portion of prior fees associated with the hospital settlement program or if future fees payable to us by CMS are reduced.

Although we do not anticipate our Medicare RAC contract will represent a significant portion of our business going forward, our Medicare RAC contract with CMS still represents a future business opportunity for us. If we are not awarded a new Medicare RAC contract, are awarded a contract on substantially different terms from our prior contract, if the contract awards continue to be delayed or if CMS imposes or implements other changes to the Medicare RAC program that materially reduce our revenue or profitability associated with such program, such action or delay could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government's determination to award us a Medicare RAC contract may be challenged by an interested party. As a result, even if we win a bid, the Medicare RAC contract may be delayed or may never be implemented if such a challenge is successful, which could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations governing the procurements of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. If any such protests are filed, the government agency may decide to withhold a contract award or suspend performance under the contract while the protest is being considered, potentially delaying the start of the contract. If we are the original awardee of a protested contract, we could be forced to expend considerable funds to defend a potential award, while also incurring expenses to maintain our ability to timely start implementation in case the protest is resolved in our favor. In addition, a contract award may be terminated or the government agency may opt to solicit new bids and award a new contract if a protest is successful or the government agency chooses not to uphold its original award. We cannot provide assurance that we will prevail if a contract we are awarded is protested. Extended implementation delays or successful challenges of our contract awards could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to expand our retail business or reduce costs of implementing our retail solutions, revenue and profitability for our retail business could remain flat or decline, which could have a material adverse effect on our business, financial condition and results of operations.

The domestic retail payment accuracy market is a highly developed market with limited potential for growth. We have payment accuracy solution contracts with eight of the ten largest U.S. retailers and longer than 20-year relationships with many of our top retail clients, which represents a significant share of the retail payment accuracy market and, therefore, the opportunity to grow our share of the existing domestic retail market is limited. In addition, some of our clients have an internal staff that reviews the transactions before we do. As the skills, experience and resources of our retail clients' internal recovery staff improve, they will identify many overpayments themselves and reduce some of our opportunities to identify payment inaccuracies and generate related revenue. If we are not able to reduce the costs of implementing our payment accuracy solutions, our domestic retail business revenue may remain flat or decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our client contracts generally contain provisions under which the client may terminate the use of our solutions prior to the completion of the agreement.

Many of our client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide our solutions to any of our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this could have a material adverse effect on our business, financial condition and results of operations. In addition, client contract terminations also could harm our reputation within the industry which could negatively impact our ability to obtain new clients.

Our recent rebranding may not be successful.

Beginning September 24, 2015, we launched a significant rebranding initiative to change our brand and corporate name to Cotiviti. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. In addition, while the Connolly and iHealth Technologies brand names had established themselves as premium brands in the payment accuracy market, we have virtually no operating history under the Cotiviti brand. We could be required to devote significant additional resources to advertising and marketing in order to increase the awareness of the Cotiviti brand. If we are unable to establish Cotiviti as a premium brand name in the payment accuracy market, or if we expend significant resources in an effort to do so, it could have a material adverse effect on our business, financial condition and results of operations.

We may be a party to litigation, regulatory, or other dispute resolution proceedings. Adverse judgments or settlements in any of these proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are subject and may be a party to lawsuits and other claims that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to, for example, contracts, subcontracts, protection of confidential information or trade secrets, wage and benefits, employment of our workforce or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We also may be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we receive from government clients, we may be subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the False Claims Act, healthcare fraud, waste and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. In addition, litigation and other legal claims are subject to inherent uncertainties and management's view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management's evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition and results of operations.

We depend on many different entities to supply information. If we are unable to successfully manage our relationships with any of these suppliers, it may harm the quality and availability of our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We obtain data used in our solutions from many sources, including commercial insurance plans, financial institutions, managed care organizations, government entities and non-government entities. From time to time, challenges arise in managing and maintaining our relationships with entities that are not our clients and that furnish information to us pursuant to a combination of voluntary cooperation and legal obligation under laws and regulations that are often subject to differing interpretation. Our data suppliers may determine that some uses of data for our clients are not permitted by our agreements and seek to limit or end our access and use of certain data for particular purposes or clients. They may also make errors in compiling, transmitting or accurately characterizing data, or may have technological limitations that interfere with our receipt or use of the data we are relying upon them to provide. If a number of information sources or suppliers become unable or unwilling to provide us with certain data under terms of use that are acceptable to us and our clients, or if the applicable regulatory and law enforcement regime for use and protection of this data changes in a way that imposes unacceptable or unreasonable conditions or risks on us or disincentivizes our suppliers to continue to provide us with data, we cannot provide assurance that we will be able to obtain new agreements with alternative data suppliers on terms favorable to us, or at all. If we lose our data sources or access to certain data; are unable to identify and reach the requisite agreements with suitable alternative suppliers and integrate these data sources into our service offerings; or there is a lack of integrity of data that our suppliers provide, we could experience service disruptions, increased costs, reduced quality of our solutions and/or performance penalties under our client contracts, which could have a material adverse effect on our business, financial condition and results of operations.

We use software vendors, utility providers and network providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to service our clients and deliver and implement solutions requires that we work with certain third party providers, including software vendors, utility providers and network providers, and depends on such third parties meeting our expectations in both timeliness and quality. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services to us on less advantageous terms, which could have a material adverse effect on our business, financial condition and results of operations. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services supplied by these vendors or providers could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling certain solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management's attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and develop non-infringing technology, cease using the solutions or providing the services that use or contain the infringing intellectual property or obtain a license. We may be unable to develop non-infringing solutions or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our clients if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly. If we are subject to claims of misappropriating or infringing the intellectual property or other proprietary rights of others, it could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations are subject to significant fluctuations due to a variety of factors, some of which are outside of our control. As a result, you will not be able to rely on our results of operations in any particular period as an indication of our future performance.

Our results of operations may fluctuate and may fail to match our past or projected performance. Because we generally provide solutions under contracts that contain performance fee arrangements and generally recognize revenue only when our clients have received the economic value of the payment inaccuracies discovered using our solutions, we have experienced significant variations in our revenue between reporting periods due to the timing and delays in resolving these inaccuracies. We also occasionally face challenges in obtaining full payments for our properly provided solutions from clients and parties to whom we provide solutions, despite our right to prompt and full payment under the terms of our contracts.

Our revenue and results of operations also have been impacted from period to period as a result of a number of factors, including:

•	number of payments reviewed and changes in scope of payments reviewed;

•	amount of inaccurate payments identified using our solutions and the amount of related recoveries;

•	the success of our cross-selling efforts;

•	fluctuations in sales activity given our lengthy sales cycle;

•	the commencement, completion or termination of contracts during any particular period;

•	expenses related to contracts that are incurred in periods prior to revenue being recognized;

•	the timing of government contract awards;

•	the time required to resolve bid protests related to government contract awards;

•	contract renewal discussions, which may result in delayed payments for previously provided services;

•	the intermittent timing of periodic revenue recovery projects, particularly for our retail clients;

•	non-recurring retail recovery projects;

•

technological and operational issues affecting our clients, including delays in payment receipt for previously recognized revenue due to delays in certain clients processing our findings through their systems;

•

adjustments to age/quality of receivables and accruals as a result of delays involving contract limitations and changes, subcontractor performance deficiencies or internal managerial decisions not to pursue identified claim revenue from clients;

•	seasonality in our business; and

•	regulatory changes or general economic conditions as they affect healthcare providers and payers and retailers.

In addition, as we seek to expand the scope of solutions used by our existing clients, cross-sell our solutions to existing clients and introduce enhancements to our existing solutions or new solutions, we may not be able to accurately estimate the timing for implementing and completing contracts, making it difficult to reliably forecast revenue under those contracts. We cannot predict the extent to which future revenue variations could occur due to these or other factors. Consequently, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We have operations in many states within the United States as well as in Canada, the United Kingdom and India. Accordingly, we are subject to taxation in many jurisdictions with increasingly complex tax laws, the application of which can be uncertain.

Unanticipated changes in our tax rates could affect our future financial condition and results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in U.S. GAAP or other applicable accounting standards or by changes in the valuation of our deferred tax assets and liabilities.

In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and international tax authorities. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their state or country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. There can be no assurance that the final determination of any of these examinations will not have a material adverse effect on our financial condition and results of operations.

Because we may expand the sales of our solutions to retail clients located outside of the United States, our business is susceptible to risks associated with international operations.

We maintain operations outside of the United States which we may expand in the future. Conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	exposure to foreign currency exchange rate risk;

•	difficulties in collecting payments internationally and managing and staffing international operations;

•	establishing relationships with subcontractors and suppliers in international locations;

•	the increased travel, infrastructure and legal compliance costs associated with international locations;

•	the burdens of complying with a wide variety of laws associated with international operations, including data privacy and security, taxes and customs and intellectual property;

•	significant fines, penalties and collateral consequences if we fail to comply with anti-bribery laws;

•	heightened risk of improper, unfair or corrupt business practices in certain geographies;

•	potentially adverse tax consequences, including repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We have operations and customer relationships outside of the United States and we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions.

The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. As we expand our international presence, we may operate in many parts of the world that have experienced governmental corruption and, in certain circumstances, strict compliance with anti-bribery laws may be at variance with local customs and practices. While our policies mandate compliance with these anti-bribery laws and we have training and compliance programs related to such laws, such policies, programs and our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, subcontractors or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could have a material adverse impact on our business, financial condition and results of operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from the Connolly iHealth Merger or from other acquisitions.

As of June 30, 2016, we have $1,196.6 million of goodwill and $563.9 million of net intangible assets, primarily related to the Connolly iHealth Merger and from other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. In the event that the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. In the event that we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Our success may depend on the continued service and availability of key personnel.

Our success and future growth is dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We cannot provide assurance that we will be able to continue to retain our executive officers, senior managers or other key personnel or attract additional key personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to attract and retain qualified employees.

Our ability to operate our business and provide our solutions is dependent on our ability to recruit, employ, train and retain the skilled personnel who have relevant experience in the healthcare and retail industries as well as information technology professionals who can design, implement, operate and maintain complex information technology systems. For example, certain of our employees in our healthcare division must either have or rapidly develop a significant amount of technical knowledge with regard to medical insurance coding and procedures. In addition, certain of our retrospective claims accuracy solutions rely on a team of trained registered nurses or medical coding professionals to review medical information and provide feedback with respect to the medical appropriateness of care provided. Innovative, experienced and technologically proficient professionals, qualified nurses and experienced medical coding professionals are in great demand and are likely to remain a limited resource. Our ability to recruit and retain such individuals depends on a number of factors, including the competitive demands for employees having, or able to rapidly develop, the specialized skills we need and the level and structure of compensation required to hire and retain such employees. We may not be able to recruit or retain the personnel necessary to efficiently operate and support our business. Even if our recruitment and retention strategies are successful, our labor costs may increase significantly. In addition, our internal training programs may not be successful in providing inexperienced personnel with the specialized skills required to perform their duties. If we are unable to hire, train and retain sufficient personnel with the requisite skills without significantly increasing our labor costs, it could have a material adverse effect on our business, financial condition and results of operations.

General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

The demand for our solutions may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. The United States economy recently experienced periods of contraction and both the future domestic and global economic environments may continue to be less favorable than those of prior years. In addition, the United Kingdom electorate voted on June 23, 2016 to exit the European Union (“Brexit”). The vote to exit resulted in market volatility that may continue during the Brexit negotiation process. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries' ability to pay dividends or other distributions to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason also could limit or impair their ability to pay dividends or other distributions to us.

Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

In connection with the Connolly iHealth Merger, we and certain of our subsidiaries entered into first and second lien credit facilities. The first lien credit facilities (the “First Lien Credit Facilities”) consist of a term loan (the “First Lien Term Loan”) in the original principal amount of $810.0 million and a $75.0 million revolving credit facility (the “Revolver”), of which $25.0 million may, at our option, be made available for letters of credit and $20.0 million may, at our option, be made available for swingline loans. The second lien credit facility (the “Second Lien Credit Facility” and, together with the First Lien Credit Facilities, the “Secured Credit Facilities”) consists of a term loan (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loans”) in the original principal amount of $265.0 million.

As of June 30, 2016, the total outstanding principal was $822.7 million under the Secured Credit Facilities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

•	we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited;

•

expose us to the risk of increased interest rates because certain of our borrowings, including and most significantly our borrowings under our Secured Credit Facilities, are at variable rates of interest;

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Under the terms of the agreements governing our Secured Credit Facilities, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. For example, the obligations under the Secured Credit Facilities may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, certain ERISA-related events, material defects with respect to guarantees and collateral, invalidity of subordination provisions and change of control. If not cured, an event of default could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things, seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future. Although the agreements governing our Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness we can incur in compliance with these restrictions could be substantial. For example, pursuant to incremental facilities under the Secured Credit Facilities, we may incur up to (i) an aggregate amount of $175.0 million of additional secured or unsecured debt plus (ii) an unlimited additional amount of secured debt, subject to compliance with certain leverage-based tests, as described in the agreements governing our Secured Credit Facilities. If we incur additional debt, the risks associated with our substantial leverage would increase.

Restrictive covenants in the agreements governing our Secured Credit Facilities may restrict our ability to pursue our business strategies.

The agreements governing our Secured Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to:

•	incur additional indebtedness or other contingent obligations;

•	grant liens;

•	enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions;

•	pay dividends or other distributions from our subsidiaries to us;

•	make payments in respect of junior lien or subordinated debt;

•	make investments, acquisitions, loans and advances;

•	consolidate, merge, liquidate or dissolve;

•	sell, transfer or otherwise dispose of assets;

•	engage in sale-leaseback transactions;

•	engage in transactions with affiliates;

•	materially alter the business that we conduct;

•	modify organizational documents in a manner that is materially adverse to the lenders under the agreements governing our Secured Credit Facilities; and

•	amend or otherwise change the terms of the documentation governing certain restricted debt.

The Revolver contains a financial covenant that requires compliance with a first lien leverage ratio test set at 6.75:1.00 as of the end of any fiscal quarter for which the outstanding amount of revolving loans, letter of credit disbursements and undrawn letters of credit (other than letters of credit (i) that have been fully backstopped or cash collateralized or (ii) in an amount of up to $10.0 million) on the last day of the fiscal quarter exceeds 35% of the total revolving commitment. Our ability to meet that financial ratio can be affected by events beyond our control and we cannot assure you that we will be able to meet that ratio. The covenant did not apply as of June 30, 2016, but there can be no assurance that we will be in compliance with such covenant in the future. A breach of any covenant or restriction contained in the agreements governing our Secured Credit Facilities could result in a default under those agreements. If any such default occurs, the lenders under the Term Loans or Revolver, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Term Loans and Revolver also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under agreements governing our Secured Credit Facilities, the lenders under the Term Loans and Revolver will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Term Loans or Revolver was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a material adverse effect on our business, financial condition and results of operations.

During periods of volatile credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum permitted by the Revolver. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow, it could be difficult to obtain sufficient funding to execute our business strategy or meet our liquidity needs, which could have a material adverse effect on our business, financial condition and results of operations.

Our debt may be downgraded, which could adversely affect our ability to manage our operations and respond to changes in our business.

A decrease in the ratings that rating agencies assign to our short and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition and results of operations.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers and other counterparties. Any of these results could results in a material adverse effect to our business, financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock

The price of our Common Stock may be volatile and you could lose all or part of your investment.

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our Common Stock regardless of our results of operations. The trading price of our Common Stock may become highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our Common Stock could include:

•	market conditions in the broader stock market;

•	actual or anticipated variations in our quarterly financial and operating results;

•	developments in the healthcare industry in general or in the healthcare payment or claims processing markets in particular;

•	variations in operating results of similar companies;

•	introduction of new services by us, our competitors or our clients;

•	issuance of new, negative or changed securities analysts' reports or recommendations or estimates;

•	investor perceptions of us and the industries in which we or our clients operate;

•	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements, media reports or other public forum comments related to litigation, claims or reputational charges against us;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the sustainability of an active trading market for our Common Stock;

•	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

•	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;

•	changes in accounting principles;

•	stock-based compensation expense under applicable accounting standards;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for shares of our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from our business, which could significantly harm our business, profitability and reputation.

We are controlled by Advent, whose interests may differ from those of our public stockholders.

We are controlled by Advent, who beneficially owns in the aggregate 65.1 % of the combined voting power of our Common Stock. As a result of this ownership, Advent has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws, mergers, consolidations, acquisitions and other significant corporate transactions, and our winding up and dissolution.

In addition, persons associated with Advent currently serve on our board of directors (our “Board”). The interests of Advent may not always coincide with the interests of our other stockholders, and the concentration of effective control in Advent will limit other stockholders' ability to influence corporate matters. The concentration of ownership and voting power of Advent also may delay, defer or even prevent an acquisition by a third party or other change of control and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders.

Further, Advent may have an interest in having us pursue acquisitions, divestitures, financing or other transactions, including, but not limited to, the issuance of additional debt or equity and the declaration and payment of dividends, that, in its judgment, could enhance Advent's equity investments, even though such transactions may involve risk to us or to our creditors. Additionally, Advent may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Advent may take actions that our other stockholders do not view as beneficial, which may adversely affect our business, financial condition and results of operations and cause the value of your investment to decline.

Our directors and stockholders, with certain exceptions, do not have obligations to present business opportunities to us and may compete with us.

Our amended and restated certificate of incorporation provides that our directors and stockholders do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses), and that, to the extent permitted by law, such directors and stockholders will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

As a result, our directors and stockholders and their respective affiliates are not prohibited from investing in competing businesses or doing business with our clients. Therefore, we may be in competition with our directors and stockholders or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

Future sales of our Common Stock, or the perception in the public markets that these sales may occur, could cause the market price for our Common Stock to decline.

As of June 30, 2016, 90,170,462 shares of our Common Stock were outstanding, of which 12,936,038 shares are shares that were sold in our IPO and are freely transferable without restriction or further registration under the Securities Act. In addition, 11,915,844 registered shares of Common Stock are reserved for issuance under our equity incentive plans, including shares that may be issued upon the exercise of options to purchase 6,633,272 shares of Common Stock and the vesting of restricted stock units representing 31,577 shares of Common Stock that are currently outstanding, which shares may be freely transferable upon issuance and once vested, subject to any applicable lock-up restrictions then in effect.

We cannot predict the effect, if any, that market sales of shares of our Common Stock or the availability of shares of our Common Stock for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that those sales will occur, could cause the market price of our Common Stock to decline. Of the remaining shares of Common Stock outstanding, 77,231,531 are restricted securities within the meaning of Rule 144 under the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701. In addition, certain holders of our Common Stock have registration rights with respect to 72,060,756 of these restricted securities pursuant to our Second Amended and Restated Stockholders Agreement.

We, each of our officers and directors, Advent and significantly all our pre-IPO stockholders have agreed that (subject to certain exceptions), for a period of 180 days from the date of the Prospectus, we and they will not, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, dispose of or hedge any shares or any securities convertible into or exchangeable for our Common Stock. Goldman, Sachs & Co. and J.P. Morgan Securities LLC, in their sole discretion may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our Common Stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies, which could make our Common Stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies, we are not required to have a majority of our Board be independent under the applicable rules of the New York Stock Exchange (the “NYSE”), nor are we required to have a compensation committee or a nominating and corporate governance committee comprised entirely of independent directors. In light of our status as a controlled company, our Board has established a compensation committee and a nominating and corporate governance committee that is not comprised solely of independent members. In addition, we may choose to change our Board composition. Accordingly, should the interests of Advent differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our Common Stock less attractive to some investors or otherwise harm our stock price.

Anti-takeover protections in our amended and restated certificate of incorporation, our amended and restated bylaws or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could delay or make it more difficult to remove incumbent directors or could impede a merger, takeover or other business combination involving us or the replacement of our management or discourage a potential investor from making a tender offer for our Common Stock, which, under certain circumstances, could reduce the market value of our Common Stock, even if it would benefit our stockholders.

In addition, our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock or the adoption of a stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, under the agreements governing our Secured Credit Facilities, a change of control would cause us to be in default and the lenders under our Term Loans would have the right to accelerate their loans, and if so accelerated, we would be required to repay all of our outstanding obligations under our Term Loans. In addition, from time to time we may enter into contracts that contain change of control provisions that limit the value of, or even terminate, the contract upon a change of control. These change of control provisions may discourage a takeover of our company, even if an acquisition would be beneficial to our stockholders.

We will incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we were not required to incur in the past, and will incur additional expenses after we cease to be an emerging growth company (to the extent that we take advantage of certain exceptions from reporting requirements that are available under the JOBS Act as an emerging growth company). We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose additional compliance obligations upon us. As a public company, we are required to, among other things:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NYSE rules;

•	create or expand the roles and duties of our Board and committees of the Board;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	enhance our investor relations function; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes require a commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in implementing these requirements and the commitment of resources required for implementing them could adversely affect our business, financial condition and results of operations.

The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management's attention might be diverted from other business concerns. If we are unable to offset these costs through other savings then it could have a material adverse effect on our business, financial condition and results of operations.

We are an “emerging growth company” and may elect to comply with reduced reporting requirements applicable to emerging growth companies, which could make our Common Stock less attractive to investors.

We are an emerging growth company and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, even if we choose to comply with certain of the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We will remain an emerging growth company for up to five years following our IPO, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, whether or not issued in a registered offering.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. We could be an emerging growth company for up to five years subsequent to becoming a public company. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm.

If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information accurately on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, may breach the covenants under our credit facilities and incur additional costs. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, financial condition and results of operations.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your Common Stock for a price greater than your purchase price.

While we paid a special cash dividend prior to our IPO, we do not intend in the foreseeable future to pay any dividends to holders of our Common Stock. We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to support our general corporate purposes. Therefore, you are not likely to receive any dividends on your Common Stock for the foreseeable future and the success of any investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which investors have purchased their shares. However, the payment of future dividends will be at the discretion of our Board, subject to applicable law, and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant. The agreements governing our Secured Credit Facilities limit the amounts available to us to pay cash dividends, and, to the extent that we require additional funding, financing sources may prohibit the payment of a dividend. As a consequence of these limitations and restrictions, we may not be able to make the payment of dividends on our Common Stock.

If securities or industry analysts publish unfavorable research, about our business, the price of our Common Stock and our trading volume could decline.

The trading market for our Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business and industry. If one or more of the analysts who cover us downgrade our Common Stock or publish unfavorable research about our business, the price of our Common Stock likely would decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause the price of our Common Stock and trading volume to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors will not be liable to the company or any stockholders for monetary damages for any breach of fiduciary duty, except (i) acts that breach his or her duty of loyalty to the company or its stockholders, (ii) acts or omissions without good faith or involving intentional misconduct or knowing violation of the law, (iii) pursuant to Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our certificate or our amended and restated by-laws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our certificate to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Cotiviti Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37787) filed on June 3, 2016).

3.2	Amended and Restated Bylaws of Cotiviti Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37787) filed on June 3, 2016).

4.1

Second Amended and Restated Stockholders Agreement, by and among Cotiviti Holdings, Inc. and certain stockholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37787) filed on June 3, 2016).

10.1

First Lien Credit Agreement, dated May 14, 2014, among Connolly Corporation, the other borrowers party thereto, Connolly Intermediate, Inc., the lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent and Swingline Lender, Royal Bank of Canada, as Issuing Bank, and the Joint Lead Arrangers and Joint Bookrunners, Co‑Syndication Agents and Co‑Documentation Agents Party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.2

First Lien Loan Guaranty, dated May 14, 2014, among Connolly Intermediate, Inc., the Subsidiary Parties party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.3

Second Lien Credit Agreement, dated May 14, 2014, among Connolly Corporation, the other borrowers party thereto, Connolly Intermediate, Inc., the lenders party thereto, Royal Bank of Canada as Administrative Agent, and the Joint Lead Arrangers and Joint Bookrunners, Co‑Syndication Agents and Co‑Documentation Agents Party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.4

Second Lien Loan Guaranty, dated May 14, 2014, among Connolly Intermediate, Inc., the Subsidiary Parties party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.5

First Amendment, dated May 27, 2015, to the First Lien Credit Agreement, dated May 14, 2014, among Connolly Corporation, the other borrowers party thereto, Connolly Intermediate, Inc., the Lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent and Swingline Lender, Royal Bank of Canada, as Issuing Bank, and the Joint Lead Arrangers and Joint Bookrunners, Co‑Syndication Agents and Co‑Documentation Agents Party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.6

Second Amendment, dated June 18, 2015, to the First Lien Credit Agreement, dated May 14, 2014, among Connolly Corporation, the other borrowers party thereto, Connolly Intermediate, Inc., the Lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent and Swingline Lender, Royal Bank of Canada, as Issuing Bank, and the Joint Lead Arrangers and Joint Bookrunners, Co‑Syndication Agents and Co‑Documentation Agents Party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.7*	Director Indemnification Agreement.

Exhibit No.	Description of Exhibits
10.8†

Executive Employment Agreement, dated May 15, 2015, by and between John D. Williams and Connolly iHealth Technologies, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.9†

Executive Employment Agreement, dated May 15, 2015, by and between Steve Senneff and Connolly iHealth Technologies, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.10†

Executive Employment Agreement, dated May 15, 2015, by and between David Beaulieu and Connolly iHealth Technologies, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.11†	Cotiviti Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-211618) filed on May 25, 2016).

10.12†	Cotiviti Holdings, Inc. 2016 Equity Incentive Plan. (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-211618) filed on May 25, 2016).

*31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

** Submitted electronically with this Report.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTIVITI HOLDINGS, INC.

Date: August 10, 2016	By:	/s/ STEVE SENNEFF
		Name:	Steve Senneff
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)