Form 10-Q
period 2016-09-30
Cotiviti Holdings, Inc.
filed 2016-11-10
CIK 1657197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2016 was 90,170,462.

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,770	$149,365
Restricted cash	10,202	10,741
Accounts receivable, net of allowance for doubtful accounts of $1,561 and $1,053 at September 30, 2016 and December 31, 2015, respectively; and net of estimated allowance for refunds and appeals of $31,887 and $33,406 at September 30, 2016 and December 31, 2015, respectively	83,345	78,856
Prepaid expenses and other current assets	23,313	24,044
Deferred tax assets	33,346	32,919
Total current assets	193,976	295,925
Property and equipment, net	63,768	57,452
Goodwill	1,196,350	1,197,044
Intangible assets, net	548,593	594,410
Other long-term assets	2,866	2,176
TOTAL ASSETS	$2,005,553	$2,147,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$21,099
Customer deposits	10,202	10,741
Accounts payable and accrued other expenses	28,331	29,521
Accrued compensation costs	41,520	42,902
Estimated liability for refunds and appeals	70,596	67,775
Total current liabilities	168,649	172,038
Long-term liabilities:
Long-term debt	766,042	1,012,971
Other long-term liabilities	9,454	12,199
Deferred tax liabilities	152,967	162,203
Total long-term liabilities	928,463	1,187,373
Total liabilities	1,097,112	1,359,411
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock ($0.001 par value; 600,000,000 and 122,000,000 shares authorized, 90,177,862 and 77,237,711 issued, and 90,170,462 and 77,230,311 outstanding at September 30, 2016 and December 31, 2015, respectively)	90	77
Additional paid-in capital	905,963	807,419
Retained earnings (deficit)	8,625	(14,935)
Accumulated other comprehensive loss	(6,139)	(4,867)
Treasury stock, at cost (7,400 shares at September 30, 2016 and December 31, 2015)	(98)	(98)
Total stockholders’ equity	908,441	787,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,005,553	$2,147,007

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$156,241	$136,936	$457,250	$389,880
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,517	46,424	167,263	132,928
Other costs of revenue	6,658	5,646	17,331	14,629
Total cost of revenue	65,175	52,070	184,594	147,557
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	32,496	16,997	74,782	52,586
Other selling, general and administrative expenses	13,978	16,351	44,152	44,423
Total selling, general and administrative expenses	46,474	33,348	118,934	97,009
Depreciation and amortization of property and equipment	5,218	3,773	14,864	9,270
Amortization of intangible assets	15,203	15,437	45,618	46,256
Transaction-related expenses	16	354	909	354
Impairment of intangible assets	—	27,826	—	27,826
Total operating expenses	132,086	132,808	364,919	328,272
Operating income	24,155	4,128	92,331	61,608
Other expense (income):
Interest expense	9,625	16,180	40,345	49,855
Loss on extinguishment of debt	9,349	—	16,417	4,084
Other non-operating (income) expense	(113)	(187)	(771)	(384)
Total other expense (income)	18,861	15,993	55,991	53,555

Income (loss) from continuing operations before income taxes	5,294	(11,865)	36,340	8,053
Income tax expense (benefit)	711	(4,571)	12,780	3,932
Income (loss) from continuing operations	4,583	(7,294)	23,560	4,121
Gain on discontinued operations, net of tax	—	—	—	559
Net income (loss)	$4,583	$(7,294)	$23,560	$4,680
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	14	(1,045)	(657)	(1,284)
Change in fair value of derivative instruments	(49)	(1,061)	(615)	(2,629)
Total other comprehensive (loss) income	(35)	(2,106)	(1,272)	(3,913)
Comprehensive income (loss)	$4,548	$(9,400)	$22,288	$767

Earnings (loss) per share from continuing operations:
Basic	$0.05	$(0.09)	$0.28	$0.05
Diluted	0.05	(0.09)	0.27	0.05
Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	—	—	—	0.01
Total earnings (loss) per share:
Basic	$0.05	$(0.09)	$0.28	$0.06
Diluted	0.05	(0.09)	0.27	0.06

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,560	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(8,682)	(11,596)
Depreciation and amortization	60,482	55,526
Stock-based compensation expense	21,544	1,624
Amortization of debt issuance costs	3,618	4,274
Accretion of asset retirement obligations	138	108
Loss on impairment of intangible assets	—	27,826
Loss on extinguishment of debt	16,417	4,084
Gain on discontinued operations	—	(900)
Changes in operating assets and liabilities:
Restricted cash	539	9,801
Accounts receivable	(4,489)	(4,984)
Other current assets	(451)	(23,624)
Other long-term assets	(690)	117
Customer deposits	(539)	(9,801)
Accrued compensation	(1,382)	(3,250)
Accounts payable and accrued other expenses	(4,352)	(16,180)
Estimated liability for refunds and appeals	2,821	(5,966)
Other long-term liabilities	146	(221)
Other	(335)	(1,110)
Net cash provided by operating activities	108,345	30,408
Cash flows from investing activities:
Expenditures for property and equipment	(22,578)	(11,022)
Other investing activities	1,181	406
Net cash used in investing activities	(21,397)	(10,616)
Cash flows from financing activities:
Net proceeds from issuance of common stock	226,963	—
Proceeds from exercise of stock options	56	210
Proceeds from issuance of debt	800,000	—
Dividends paid	(150,000)	—
Payment of debt issuance costs	(6,327)	(1,086)
Repayment of debt	(1,062,850)	(6,075)
Net cash used in financing activities	(192,158)	(6,951)
Effect of foreign exchanges on cash and cash equivalents	(385)	(623)
Net (decrease) increase in cash and cash equivalents	(105,595)	12,218
Cash and cash equivalents at beginning of period	149,365	118,612
Cash and cash equivalents at end of the period	$43,770	$130,830
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,377	$32,714
Cash paid for interest	35,927	45,154
Noncash investing activities (accrued property and equipment purchases)	12,000	5,485
Noncash financing activities (accrued debt issuance costs)	979	—

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of analytics‑driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies. We work with over 40 healthcare organizations, including eight of the ten largest U.S. commercial, Medicaid and Medicare managed health plans, as well as the Centers for Medicare and Medicaid Services (“CMS”). We are also a leading provider of payment accuracy solutions to over 35 retail clients, including eight of the ten largest retailers in the United States.

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

We recognize revenue on performance fee-based contracts based upon the specific terms of the underlying contract. The contract terms generally specify: (a) time periods covered by the work to be performed; (b) nature and extent of services we are to provide; (c) the client’s duties in assisting and cooperating with us; and (d) fees payable to us. Our fees are most often expressed as a percentage of our findings. Generally, our services are rendered when our clients realize the economic benefits from our services. Our clients realize economic benefits when they take credits against their existing accounts payable based on when we identify cost savings, when they receive refund checks based on overpayments, or when they acknowledge payment reductions based on cost savings.

We derive a relatively small portion of revenue on contracts with fixed fee arrangements. We recognize revenue on these contracts ratably over the contract term and once all of the above criteria have been satisfied.

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

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $70,596 and $67,775 at September 30, 2016 and December 31, 2015, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $31,887 and $33,406 at September 30, 2016 and December 31, 2015, respectively.

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

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables were approximately $51,762 and $51,799 as of September 30, 2016 and December 31, 2015, respectively and are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $5,828 and $6,431 as of September 30, 2016 and December 31, 2015, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which addresses eight specific cash flow issues in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and its impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share based compensation. ASU 2016-09 changes several aspects of the accounting for share based payment award transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We early adopted ASU 2016-09 on a prospective basis during the third quarter of 2016, which did not result in any significant changes to our current or prior period consolidated financial statements. In conjunction with adopting ASU 2016-09, we made an accounting policy election to account for forfeitures as they occur.

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

In April 2015, the FASB issued ASU 2015‑03, Simplifying the Presentation of Debt and Issuance Costs (“ASU 2015‑03”) which establishes guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within that reporting period. We adopted the provisions of ASU 2015-03 as of January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $20,975 of debt issuance costs were reclassified in the consolidated balance sheet from debt issuance costs, net to long-term debt. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 3. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	September 30,	December 31,
	2016	2015
Computer equipment	$38,492	$31,496
Software	33,607	26,412
Furniture and fixtures	8,201	7,916
Leasehold improvements	4,051	3,488
Projects in progress	15,108	10,434
Property and equipment, gross	$99,459	$79,746
Less: Accumulated depreciation and amortization	35,691	22,294
Property and equipment, net	$63,768	$57,452

In December 2015, we purchased a perpetual software license, which is included in the software total above. We will pay for this software over a two year period. As such there is approximately $3,318 included in accounts payable and accrued other expenses and $3,193 included in other long-term liabilities on our Consolidated Balance Sheets as of September 30, 2016. The amount included in other long-term liabilities represents the present value of payments that will ultimately be made.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $5,218 and $3,773 for the three months ended September 30, 2016 and 2015, respectively and $14,864 and $9,270 for the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

					Weighted
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period
September 30, 2016:
Customer relationships	$640,196	$133,059	$—	$507,137	13.7	years
Acquired software	82,400	45,144	—	37,256	6.2	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$726,796	$178,203	$—	$548,593	12.8	years
December 31, 2015:
Customer relationships	$640,503	$97,857	$—	$542,646	13.7	years
Acquired software	82,400	34,836	—	47,564	6.2	years
Connolly trademark	24,500	—	20,300	4,200	indefinite-lived
iHealth trademark	8,600	1,074	7,526	—	11.0	years
Total	$756,003	$133,767	$27,826	$594,410	12.8	years

Amortization expense was $15,203 and $15,437 for the three months ended September 30, 2016 and 2015, respectively and $45,618 and $46,256 for the nine months ended September 30, 2016 and 2015, respectively.

As a result of our rebranding in September 2015, we recorded an impairment of intangible assets of $27,826 related to our legacy trademarks during the three and nine months ended September 30, 2015. The remaining trademark value as of September 30, 2016 of $4,200 is related to our retail business that we continue to operate as Connolly, a division of Cotiviti.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of September 30, 2016 amortization expense for the next 5 years is expected to be:

Remainder of 2016	$15,202
2017	57,837
2018	53,908
2019	53,908
2020	53,908

Note 5. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,196,350 and $1,197,044 as of September 30, 2016 and December 31, 2015, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the nine months ended September 30, 2016 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2015	$1,147,771	$49,273
Foreign currency translation and other	—	(694)
September 30, 2016	$1,147,771	$48,579

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

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. We believe that it is possible that we could be required to pay an additional amount up to approximately $11,800 in excess of the amount we accrued as of September 30, 2016 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change. On September 28, 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient claims currently under appeal beginning December 1, 2016. This second settlement process could result in additional amounts owed to CMS. The amount of any such additional claims cannot presently be determined.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 7. Long‑term Debt

In September 2016, in order to benefit from favorable market conditions, we entered into and executed the Amended and Restated First Lien Credit Agreement (the “Restated Credit Agreement”), which replaced our then outstanding first and second lien credit facilities, lowered total debt outstanding by $22,700 and provides for lower applicable interest rates. The Restated Credit Agreement consists of (a) a Term Loan A in the amount of $250,000 (the “Term Loan A”), (b) a Term Loan B in the amount of $550,000 (the “Term Loan B”) and (c) a revolving credit facility (the “Revolver”) in the amount of up to $100,000. As a result of this refinancing, we recognized a loss on extinguishment of debt of $9,349 during the three and nine months ended September 30, 2016, which is included in our Consolidated Statements of Comprehensive Income.

In June 2016, we repaid $223,000 in outstanding principal under our then outstanding second lien credit facility (the “May 2014 Second Lien”) using proceeds from our Initial Public Offering (“IPO”). We also made a voluntary prepayment of $13,100 of outstanding principal under the May 2014 Second Lien. As a result of these repayments, we recognized a loss on extinguishment of debt of $7,068 during the nine months ended September 30, 2016, which is included in our Consolidated Statements of Comprehensive Income.

In May 2015, in order to benefit from favorable market conditions, we entered into and executed the First and Second Amendments to the then outstanding first lien credit facilities (the “May 2014 First Lien”), which, among other things, provide for lower applicable interest rates associated with the May 2014 First Lien by 50 basis points. As a result, we recorded a loss on extinguishment of debt of $4,084 during the nine months ended September 30, 2015, which is included in our Consolidated Statements of Comprehensive Income.

Long‑term debt for the periods presented was as follows:

	September 30,	December 31,
	2016	2015
Term Loan A(a)	$249,808	$—
Term Loan B(b)	545,556	—
Revolver(c)	—	—
May 2014 First Lien	—	792,167
May 2014 Second Lien	—	262,878
May 2014 Revolver	—	—
Total debt	795,364	1,055,045
Less: debt issuance costs	11,322	20,975
Less: current portion	18,000	21,099
Total long-term debt	$766,042	$1,012,971

(a)

The Term Loan A matures on September 28, 2021 and requires quarterly principal payments of $3,125 for the fourth quarter of 2016, $3,125 per quarter in 2017 and 2018, $4,688 per quarter in 2019, $6,250 per quarter in 2020 and $9,375 per quarter for the first two quarters of 2021. The remainder of the outstanding Term Loan A borrowings are due on September 28, 2021. Any mandatory or voluntary prepayment will be applied against the remaining scheduled installments of principal payments in direct order of maturity, unless other direction of application is provided by us. Based on our periodic election, borrowings under the Term Loan A bear interest at either (a) the Alternate Base Rate (“ABR”) plus, based on our Secured Leverage Ratio (as defined in the Restated Credit Agreement), 1.25% - 2.00% for ABR loans or (b) the LIBO Rate (“LIBOR”) plus, based on our Secured Leverage Ratio, 2.25% to 3.00% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) the LIBOR plus 1.00% and (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day. The interest period applicable to any LIBOR borrowing is one, two, three or six months, at the election of the borrower. Interest on LIBOR loans is payable the last day of the applicable interest period and, in the case of an interest period of more than three months’ duration, each day on which interest would have been payable had successive interest periods of three months’s duration been applicable to such borrowing. The interest rate in effect was 3.6% at September 28, 2016.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

(b)

The Term Loan B matures September 28, 2023 and requires quarterly principal payments of $1,375 with all remaining borrowings due on September 28, 2023. Based on our periodic election, borrowings under the Term Loan B bear interest at either (a) the ABR plus 1.75% for ABR loans or (b) the LIBOR plus 2.75% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) LIBOR plus 1.00%, (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day and (iv) 1.75%. LIBOR is equal to the higher of (a) the published LIBOR or (b) 0.75%. If our corporate credit rating from Moody’s Investor Service, Inc. is Ba3 or better and our corporate family rating from Standard & Poor’s Financial Services, LLC is BB- or better, the margin will be reduced by 0.25% per annum for as long as such ratings are maintained. The interest period applicable to any LIBOR borrowing is one, two, three or six months, at the election of the borrower. Interest on LIBOR loans is payable the last day of the applicable interest period and, in the case of an interest period of more than three months’ duration, each day on which interest would have been payable had successive interest periods of three months’s duration been applicable to such borrowing.The interest rate in effect was 3.6% at September 28, 2016.

(c)

The Revolver expires September 28, 2021. Interest for any borrowings under the Revolver is payable over one, two, three or six months at our election. A commitment fee is payable quarterly based on the unused portion of the Revolver commitment which ranges from 0.30% to 0.50% per annum based on certain financial tests. Based on our periodic election, borrowings under the Revolver bear interest at either (a) ABR plus, based on our Secured Leverage Ratio, 1.25% - 2.00% for ABR loans or (b) LIBOR plus, based on our Secured Leverage Ratio, 2.25% to 3.00% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) the LIBOR plus 1.00% and (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day. There were no borrowings outstanding under the Revolver as of September 30, 2016. The interest rate in effect was 3.6% at September 28, 2016.

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. Beginning December 31, 2016, there is a required financial covenant applicable only to the Revolver and the Term Loan A, pursuant to which we agree not to permit our Secured Leverage Ratio to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of September 30, 2016 and similar affirmative and negative covenants applicable to our then outstanding credit facilities as of December 31, 2015.

The Restated Credit Agreement requires mandatory prepayments based upon annual excess cash flows commencing with the year ended December 31, 2017. The mandatory prepayment is contingently payable based on an annual excess cash flow calculation as defined within the Restated Credit Agreement.

As of September 30, 2016, the aggregate maturities of long‑term debt for each of the next five years are expected to be $4,500 for the remainder of 2016, $18,000 in 2017 and 2018, $24,250 in 2019 and $30,500 in 2020.

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

As of September 30, 2016 and December 31, 2015, we had $630,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive (loss) income until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt and the related derivate contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income is recognized in interest expense. We recognized interest expense of $56 and $23 related to interest rate caps during the three months ended September 30, 2016 and 2015, respectively and $200 and $55 during the nine months ended September 30, 2016 and 2015, respectively.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the three and nine months ended September 30, 2016 and 2015, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	September 30,	December 31,
	2016	2015
Liability fair value recorded in other long-term liabilities	$2,428	$2,310
Liability fair value recorded in accounts payable and accrued other expenses	1,070	1,086
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1,287)	(283)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive (loss) income until the related hedge ultimately settles and interest payments are made on the underlying debt. As of September 30, 2016, we have made payments of $2,204 related to these deferred premiums. We expect to pay an additional $4,190 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended September 30,
	2016	2015

Balance at beginning of period, July 1	$(3,534)	$(2,191)
Reclassifications in earnings, net of tax of $21 and $9, respectively	35	14
Change in fair value of derivative instrument, net of tax of $45 and $483, respectively	(84)	(1,075)
Balance at end of period, September 30	$(3,583)	$(3,252)

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Balance at beginning of period, January 1	$(2,968)	$(623)
Reclassifications in earnings, net of tax of $76 and $22, respectively	124	33
Change in fair value of derivative instrument, net of tax of $463 and $1,015, respectively	(739)	(2,662)
Balance at end of period, September 30	$(3,583)	$(3,252)

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$—	$—	$—	$1,181	$—	$—
Liabilities
Long-term debt	—	—	795,364	—	—	1,055,045
Interest rate cap agreements	—	3,498	—	—	3,396	—
Total	$—	$3,498	$795,364	$1,181	$3,396	$1,055,045

Investments are classified as available‑for‑sale and carried at fair value in the accompanying Consolidated Balance Sheets. As of December 31, 2015, our investments consisted of money market securities valued using quoted market prices for identical assets in active markets. As of September 30, 2016, we no longer hold any available-for-sale securities.

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

Note 10. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax provision	$711	$(4,571)	$12,780	$3,932
Effective income tax rate	13.4%	38.5%	35.2%	48.8%

Our effective income tax rate from continuing operations was 13.4% and 38.5% for the three months ended September 30, 2016 and September 30, 2015, respectively. During the three months ended September 30, 2016, we recorded a $1,300 tax benefit primarily related to the settlement of an uncertain tax position recorded in a prior period. The impact of this tax benefit relative to the pre-tax income for the three months ended September 30, 2016 resulted in the decrease to the effective tax rate.

Our effective income tax rate from continuing operations was 35.2% and 48.8% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the effective tax rate is primarily due to a $1,300 tax benefit related to the settlement of an uncertain tax position recorded in a prior period.

We are currently under audit with the Internal Revenue Service for the tax year ended December 31, 2014. In addition we are currently under audit for iHealth Technologies, Inc. for the tax years ended December 31, 2012, December 31, 2013 and May 13, 2014. As a result, it is reasonably possible that the audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, we will record any adjustment to income tax expense as required.

Note 11. Stockholders’ Equity

Issuance of Common Stock

On May 13, 2016 our Certificate of Incorporation was amended and the number of shares of common stock authorized to be issued by the Company was increased from 122,000,000 to 600,000,000.

On May 25, 2016 we consummated our IPO in which we issued and sold a total of 12,936,038 shares of common stock, including a portion of the underwriter overallotment, at a public offering price of $19.00 per share. We received net proceeds of approximately $226,963 after deducting underwriting discounts and commissions and other offering expenses of approximately $18,822.

A summary of the current rights and preferences of holders of our common stock are as follows:

Voting

Common stockholders are entitled to one vote per share of common stock held on all matters on which such common stockholder is entitled to vote.

Dividends

Common stockholders are eligible to receive dividends on common stock held when funds are available and as approved by the Board of Directors. The Restated Credit Agreement contains negative covenants that limit our ability to pay dividends.

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

Note 12. Earnings per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted solely of our common stock options. Our potential common shares consist of the incremental common shares issuable upon the exercise of the options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single‑class.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$4,583	$(7,294)	$23,560	$4,680

Weighted average outstanding shares of common stock	90,170,462	77,224,463	83,275,206	77,211,354
Dilutive effect of stock-based awards	3,783,441	—	3,582,720	503,591
Adjusted weighted average outstanding and assumed conversions for diluted EPS	93,953,903	77,224,463	86,857,926	77,714,945

Earnings (loss) per share from continuing operations:
Basic	$0.05	$(0.09)	$0.28	$0.05
Diluted	0.05	(0.09)	0.27	0.05

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	—	—	—	0.01

Total earnings (loss) per share:
Basic	$0.05	$(0.09)	$0.28	$0.06
Diluted	0.05	(0.09)	0.27	0.06

Employee stock options and restricted stock units (“RSUs”) that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Employee stock-based awards	35,737	12,292	327,880	672,617

The criteria associated with all of our outstanding performance-based stock options as defined in the terms of the applicable award agreements, were satisfied as of September 30, 2016 and, as a result, 2,746,592 performance-based stock options were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2016. Performance-based stock options of 2,234,217 were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 as the vesting conditions had not yet been satisfied.

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

No stock options were granted under the 2012 Plan after December 31, 2015. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. To the extent outstanding options under the 2012 Plan are forfeited, cancelled or terminated, the common stock subject to such options will be available for future issuance under the 2016 Plan. As of September 30, 2016, there are no shares available for future issuance under the 2012 Plan as the 776,839 shares that were available were discontinued upon adoption of the 2016 Plan. As of September 30, 2016 the total number of shares available for future issuance under the Plans is 5,248,202.

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

The following is a summary of stock option activity under the Plans:

	Nine Months Ended September 30,
	2016		2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	6,441,573	$9.59	5,012,034	$7.97
Granted	264,976	19.14	24,584	11.33
Exercised	(4,113)	13.06	(25,620)	6.26
Forfeited	(99,326)	12.91	(492,880)	10.09
Expired	(1,220)	11.33	—	—
Outstanding at end of period	6,601,890	$9.92	4,518,118	$7.77

					Average
		Weighted		Weighted	Remaining
	Service-	average	Performance-	average	Contractual	Aggregate
	based	exercise	based	exercise	Term	Intrinsic
	Shares	price	Shares	price	(in years)	Value
Stock options outstanding as of September 30, 2016	3,840,828	$10.55	2,761,062	$9.05	7.50	$155,844
Stock options vested and exercisable as of September 30, 2016	2,031,919	$8.95	2,746,592	$9.02	7.20	$117,257

The criteria associated with 2,746,592 of our outstanding performance-based stock options as defined in the terms of the award agreements, was satisfied as of September 30, 2016 and therefore these stock options all became vested and exercisable.

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $33.53 as of

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

September 30, 2016 based upon the closing price of our common stock on the NYSE. The total intrinsic value of options exercised for the three and nine months ended September 30, 2016 and 2015 was insignificant. The total fair value of stock options vested was $19,153 and $1,831 during the three months ended September 30, 2016 and 2015, respectively, and $22,159 and $2,014 during the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Units

Restricted stock units provide participants the right to receive a payment based on the value of a share of common stock. RSUs may be subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period or on the attainment of specified performance goals as specified in the award agreements. RSUs are payable in cash or in shares or a combination of both. Under the terms of the Plans, RSUs have a grant date fair value equal to the closing price of our stock on the grant date. The units typically vest ratably over a four year service period. We began issuing RSUs upon adoption of the 2016 Plan; no RSUs were issued under the 2012 Plan.

The following is a summary of RSU activity under the 2016 Plan:

	Nine Months Ended September 30,
	2016
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of period	—	$—
Granted	62,904	25.38
Vested	—	—
Forfeited	—	—
Nonvested at end of period	62,904	$25.38

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

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
	2016	2015
Expected term (years)	6.25	6.25
Expected volatility	50%	50%
Expected dividend yield	0%	0%
Weighted average risk-free interest rate	1.34%	1.61%
Weighted average grant date fair value	$9.39	$5.49

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

We recorded total stock‑based compensation expense of $17,042 and $405 for the three months ended September 30, 2016 and 2015, respectively, and $21,544 and $1,624 for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2016 includes $15,898 related to the vesting of substantially all outstanding performance based stock options. Stock-based compensation expense during the nine months ended September 30, 2016 also includes $2,257 related to the accelerated vesting of certain stock options as the result of the IPO. We had not previously adjusted stock-based compensation expense for estimated forfeitures as there has been insignificant forfeiture activity to date. Based on the adoption of ASU 2016-09, we will account for forfeitures as they occur. As of September 30, 2016, we had total unrecognized compensation cost related to 1,857,783 unvested service‑based stock options and RSUs under the Plans of $15,081 which we expect to recognize over the next 3.2 years.

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

Our operating segment results for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$138,470	$119,127	$403,643	$336,683
Global Retail and Other	17,771	17,809	53,607	53,197
Consolidated net revenue	$156,241	$136,936	$457,250	$389,880
Operating Income
Healthcare	$22,544	$4,288	$85,879	$55,812
Global Retail and Other	1,611	(160)	6,452	5,796
Consolidated operating income	$24,155	$4,128	$92,331	$61,608

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Operating segment net revenue by product type for the periods presented was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$78,133	50.0	$62,369	45.5	$224,335	49.1	$178,818	45.9
Prospective claims accuracy	57,233	36.6	53,419	39.1	169,632	37.1	147,335	37.8
Transaction services	3,104	2.0	3,339	2.4	9,676	2.1	10,530	2.7
Total Healthcare	138,470	88.6	119,127	87.0	403,643	88.3	336,683	86.4
Retail
Retrospective claims accuracy	17,039	10.9	17,292	12.6	51,730	11.3	51,546	13.2
Other	732	0.5	517	0.4	1,877	0.4	1,651	0.4
Total Global Retail and Other	17,771	11.4	17,809	13.0	53,607	11.7	53,197	13.6
Consolidated net revenue	$156,241	100.0	$136,936	100.0	$457,250	100.0	$389,880	100.0

Note 15. Employee Benefit Plans

Contributions expensed and included in compensation on our Consolidated Statements of Comprehensive Income for employee benefit plans are detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
401(k) Plan (a)	$1,010	$651	$2,768	$2,386
Profit Share Plan (b)	—	62	220	438
Provident Plan (c)	132	112	396	316
Total	$1,142	$825	$3,384	$3,140

(a)

We sponsor defined contribution retirement plans in accordance with Section 401(k) of the Internal Revenue Code, which cover substantially all U.S. employees, subject to certain minimum age and service requirements. The plans provide for a contribution based on a percentage of eligible employee contributions.

(b)

We had a nonqualified profit sharing incentive compensation plan for certain eligible employees. Contributions were made within 90 days following the last day of the plan to a brokerage account in an amount determined at our discretion for employees who had completed 1,000 hours of service and were employed at the time of the contribution. This plan was discontinued after the 2014 plan year, with the final payout occurring in June

2016 and therefore we did not have a liability under the plan as of September 30, 2016. Our liability under the plan was $893 at December 31, 2015, which is included in accrued compensation costs in the accompanying Consolidated Balance Sheets.

(c)

Eligible employees of our subsidiary located in India are covered by the Provident Fund, contributions which are based on a percentage of eligible employees’ salaries, and the Payment of Gratuity Act, which provides for benefits to be paid to eligible employees upon termination of employment (collectively, the “India Plan”). Benefits under the Plan are administered by the Indian Government. As of September 30, 2016 and December 31, 2015 we had an accrued benefit obligation relating to the India Plan of $714 and $535, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 16. Discontinued Operations

In February 2015, we received payment on a $900 note receivable related to a business that was disposed of in 2012. Since the date of sale, we had elected to fully reserve the note receivable as the collectability was determined to be uncertain. This gain from the collection of the note receivable, net of tax, is reflected as a gain on discontinued operations on our Consolidated Statements of Comprehensive Income. The estimated impact to diluted EPS as a result of this gain on discontinued operations was $0.01 per diluted share for the nine months ended September 30, 2015.

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

This discussion and analysis contains forward-looking statements regarding the industry outlook, our expectations for the performance of our business, our liquidity and capital resources and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “—Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a leading provider of analytics-driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in over $2.7 billion in savings in 2015. We work with over 40 healthcare organizations, including eight of the ten largest U.S. commercial, Medicare and Medicaid managed health plans, as well as the Centers for Medicare and Medicaid Services (“CMS”). We are also a leading provider of payment accuracy solutions to over 35 retail clients, including eight of the ten largest retailers in the United States.

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

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States. The average length of our relationships with our ten largest healthcare clients is approximately 11 years and, since January 1, 2013, we have successfully retained all of our healthcare clients except one, who represented less than 2% of our revenue. We have also substantially increased the annual savings captured by our healthcare clients over time. As a result, we believe our revenue is highly recurring and we have strong visibility into our revenue.

We are also a leading provider of payment accuracy solutions to the retail market. Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms. We work with retail clients in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”) to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions. In 2015, we generated over $500 million in savings for our retail clients.

Factors Affecting Our Results of Operations

Recent Developments – 2016 Highlights

•

In October 2016, CMS announced that we were awarded two Medicare Recovery Audit Contracts (“Medicare RAC”) to provide retrospective payment accuracy services for Medicare Parts A and B (other than durable medical equipment, prosthetics, orthotics, and supplies claims). Pursuant to these awards we will be the Recovery Audit Contractor for Region 2 (Central US) and Region 3 (Southeast US). The announcement represents the conclusion of CMS’s Medicare RAC reprocurement process. The date on which our auditing work will commence has not yet been determined.

•

In September 2016, we refinanced our then outstanding credit facilities and entered into the Restated Credit Agreement (as defined below). This refinancing lowered our current interest rate by approximately 83 basis points. As a result of the refinancing, we recognized a loss on extinguishment of debt totaling $9.3 million during the three and nine months ended September 30, 2016.

•

In September 2016, the vesting criteria associated with outstanding performance-based stock options were satisfied, which resulted in approximately $15.9 million in stock-based compensation expense during the three and nine months ended September 30, 2016.

•

In June 2016, we repaid $223.0 million in outstanding principal under our then outstanding second lien credit facility using the net proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the second lien credit facility. As a result of these payments, we recognized a loss on extinguishment of debt totaling $7.1 million during the nine months ended September 30, 2016.

•

In May 2016, we launched our IPO, issuing 12,500,000 shares at $19.00 per share. In June 2016, the IPO underwriters partially exercised their option to purchase additional shares from us and we issued an additional 436,038 shares at the IPO price. We received net proceeds from the IPO after the underwriters’ discount and other offering expenses of approximately $227.0 million.

•	In May 2016, we paid a special cash dividend to pre-IPO shareholders of $150.0 million.

•

We continued to execute on our strategy, increasing volume and expanding the adoption of our solutions within our existing healthcare clients which contributed to healthcare revenue growth of 16% in the third quarter 2016 and 20% year-to-date 2016 compared to the same periods in 2015.

•

Growth in our healthcare business has also benefitted from the addition of new clients and our successful cross-sell efforts. During the nine months ended September 30, 2016, we generated $13.1 million in revenue from five new clients added within the past year and from an additional four existing clients who have adopted either prospective or retrospective solutions.

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

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to, reset of member liability, timing of special projects and timing of inaccurate payments being prevented or recovered as well as the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance.

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

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with the preparation for our IPO and certain expenses associated with certain corporate development activity.

Impairment of intangible assets

Impairment of intangible assets includes charges resulting from the impairment of certain trademarks as a result of their carrying value exceeding their estimated fair values.

Interest expense

Interest expense consists of accrued interest and related payments on our outstanding long-term debt as well as the amortization of debt issuance costs. Additionally, interest expense includes any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income when the actual interest payments are made on our variable rate debt and the related derivate contract settles.

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2015 repricing of our long-term debt, the 2016 early repayment of a portion of our long-term debt and the 2016 refinancing of our long-term debt.

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

Stock-based compensation expense

We grant stock-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for service-based awards ratably over the applicable vesting period and expense related to performance-based awards upon the satisfaction of the related vesting criteria. Such expense is recognized in either cost of revenue or selling, general and administrative expenses based upon the function of the optionee. The following table shows the allocation of stock-based compensation expense among our expense line items for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenue	$4,153	$193	$4,738	$584
Selling, general and administrative expenses	12,889	212	16,806	1,040
Total	$17,042	$405	$21,544	$1,624

As of September 30, 2016, we had total unrecognized stock-based compensation expense related to unvested service-based awards of $15.1 million, which we expect to recognize over the next 3.2 years. Stock-based compensation expense during the three months ended September 30, 2016 includes approximately $15.9 million as a result of the vesting of performance awards, of which approximately $3.9 million is included in cost of revenue above and the remaining $12.0 million is included in selling, general and administrative expenses above. Additionally, during the nine months ended September 30, 2016, stock-based compensation expense includes approximately $2.3 million related to the accelerated vesting of certain stock options as the result of the IPO.

Foreign currency translation adjustments.

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive (loss) income. Foreign currency translation adjustments were insignificant for the three months ended September 30, 2016 compared to downward foreign currency translation adjustments of $1.0 million for the three months ended September 30, 2015. We had downward foreign currency translation adjustments of $0.7 million and $1.3 million, for the nine months ended September 30, 2016 and 2015, respectively. The downward translation adjustments were the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes.

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our First Lien Credit Facilities (as defined below). We had a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.1 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively. The downward changes were the result of fluctuations in three-month London inter-bank offered rate.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA, a measure that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, impairment of intangible assets, interest expense, other non-operating (income) expense such as foreign currency translation, income tax expense (benefit), gain on discontinued operations, transaction-related expenses and other, stock-based compensation and loss on extinguishment of debt. See the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is consistent with the definition of a similar measure in our First Lien Credit Facilities other than adjustments for severance costs and non-income based taxes permitted by the First Lien Credit Facilities but not considered by management in evaluating our performance using Adjusted EBITDA.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents net income (loss), Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands)	(unaudited)		(unaudited)
Net income (loss)	$4,583	$(7,294)	$23,560	$4,680
Depreciation and amortization	20,421	19,210	60,482	55,526
Impairment of intangible assets(a)	—	27,826	—	27,826
Interest expense	9,625	16,180	40,345	49,855
Other non-operating (income) expense(b)	(113)	(187)	(771)	(384)
Income tax expense (benefit)	711	(4,571)	12,780	3,932
Gain on discontinued operations, net of tax(c)	—	—	—	(559)
Transaction-related expenses and other(d)	16	354	909	354
Stock-based compensation(e)	17,042	405	21,544	1,624
Loss on extinguishment of debt(f)	9,349	—	16,417	4,084
Adjusted EBITDA	$61,634	$51,923	$175,266	$146,938

(a)	Represents an impairment during the quarter ended September 30, 2015 as a result of our rebranding and the related impact to our tradenames.

(b)	Represents other non‑operating (income) expense that consists primarily of gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(c)

Represents payment on a $900 note receivable ($559 net of taxes) related to a business that was disposed of in 2012. This note receivable had been reported in the loss on discontinued operations in 2012 upon the sale of that business. Since the date of sale, we had elected to fully reserve the note receivable as the collectability was determined to be uncertain.

(d)	Represents transaction‑related expenses that consist primarily of certain expenses associated with the preparation for our IPO and certain corporate development activity.

(e)

Represents expense related to stock‑based compensation awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation. We recognize the related expense for these awards ratably over the vesting period. During the three months ended September 30, 2016, performance awards vested resulting in stock compensation expense of $15.9 million.

(f)

Represents loss on extinguishment of debt that consists primarily of fees paid and write‑offs of unamortized debt issuance costs and original issue discount in connection with the repricing of our long‑term debt in 2015, the early repayment of a portion of our long-term debt in 2016 and the refinancing of our long-term debt in 2016.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $11.3 million as of September 30, 2016.

In May 2015, we repriced our then outstanding first lien credit facilities which reduced the related interest rates. We incurred $4.1 million in debt extinguishment costs in the nine months ended September 30, 2015 in connection with the repricing primarily related to accelerated recognition of the unamortized portion of debt issuance costs and original issue discount related to indebtedness that was repaid to certain lenders.

In June 2016, we repaid $223.0 million in outstanding principal under our then outstanding second lien credit facility using proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the second lien credit facility. As a result of these repayments, we recognized a loss on extinguishment of debt totaling $7.1 million during the nine months ended September, 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

In September 2016, we completed a refinancing of our then existing first and second lien credit facilities and entered the Amended and Restated First Lien Credit Agreement (the “Restated Credit Agreement”), which provides for first lien credit facilities (the “First Lien Credit Facilities” consisting of a (a) Term Loan A in the amount of $250,000, (b) Term Loan B in the amount of $550,000 and (c) revolving credit facility (the “Revolver”) in the amount of up to $100,000, reducing our total debt principal outstanding by $22.7 million and reducing the interest rates. As a result of this refinancing, we recognized a loss on extinguishment of debt of $9.3 million during the three months ended September 30, 2016, primarily related to the payment of certain fees and the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount related to indebtedness that was repaid to certain lenders.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$138,470	$119,127	$403,643	$336,683
Global Retail and Other	17,771	17,809	53,607	53,197
Consolidated net revenue	$156,241	$136,936	$457,250	$389,880
Operating Income
Healthcare	$22,544	$4,288	$85,879	$55,812
Global Retail and Other	1,611	(160)	6,452	5,796
Consolidated operating income	$24,155	$4,128	$92,331	$61,608

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$78,133	50.0	$62,369	45.5	$224,335	49.1	$178,818	45.9
Prospective claims accuracy	57,233	36.6	53,419	39.1	169,632	37.1	147,335	37.8
Transaction services	3,104	2.0	3,339	2.4	9,676	2.1	10,530	2.7
Total Healthcare	138,470	88.6	119,127	87.0	403,643	88.3	336,683	86.4
Retail
Retrospective claims accuracy	17,039	10.9	17,292	12.6	51,730	11.3	51,546	13.2
Other	732	0.5	517	0.4	1,877	0.4	1,651	0.4
Total Global Retail and Other	17,771	11.4	17,809	13.0	53,607	11.7	53,197	13.6
Consolidated net revenue	$156,241	100.0	$136,936	100.0	$457,250	100.0	$389,880	100.0

Results of Operations

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
		Percentage of		Percentage of	Percentage
		Net Revenue		Net Revenue	Change Period
(unaudited)	2016	(%)	2015	(%)	to Period (%)
Net revenue	$156,241	100.0	$136,936	100.0	14.1
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,517	37.5	46,424	33.9	26.0
Other costs of revenue	6,658	4.3	5,646	4.1	17.9
Total cost of revenue	65,175	41.8	52,070	38.0	25.2
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	32,496	20.8	16,997	12.4	91.2
Other selling, general and administrative expenses	13,978	8.9	16,351	11.9	14.5
Total selling, general and administrative expenses	46,474	29.7	33,348	24.3	39.4
Depreciation and amortization of property and equipment	5,218	3.3	3,773	2.8	38.3
Amortization of intangible assets	15,203	9.7	15,437	11.3	1.5
Transaction-related expenses	16	0.0	354	0.3	95.5
Impairment of intangible assets	—	—	27,826	20.3	100.0
Total operating expenses	132,086	84.5	132,808	97.0	0.5
Operating income	24,155	15.5	4,128	3.0	485.2
Other expense (income):
Interest expense	9,625	6.2	16,180	11.7	40.5
Loss on extinguishment of debt	9,349	6.0	—	—	—
Other non-operating (income) expense	(113)	(0.1)	(187)	(0.1)	39.6
Total other expense (income)	18,861	12.1	15,993	11.6	17.9

Income (loss) from continuing operations before income taxes	5,294	3.4	(11,865)	(8.6)	144.6
Income tax expense (benefit)	711	0.5	(4,571)	(3.3)	115.6
Net income (loss)	$4,583	2.9	$(7,294)	(5.3)	162.8

Net revenue

Net revenue was $156.2 million for the three months ended September 30, 2016 as compared to $136.9 million for the three months ended September 30, 2015. The increase of $19.3 million was the result of increased Healthcare segment revenue while our Global Retail and Other segment revenue remained flat. See “Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $58.5 million for the three months ended September 30, 2016 as compared to $46.4 million for the three months ended September 30, 2015. The increase of $12.1 million was primarily the result of $7.2 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Stock-based compensation also increased by approximately $4.0 million primarily due to the vesting of performance-based stock options during the three months ended September 30, 2016 as well as additional stock option grants. Employee benefit costs increased approximately $0.9 million due to rising healthcare coverage costs and the increase in number of employees.

Other costs of revenue were $6.7 million for the three months ended September 30, 2016 as compared to $5.6 million for the three months ended September 30, 2015. The increase of $1.1 million was primarily the result of a $2.1 million increase in variable costs to support our growing operations partially offset by a $1.0 million decrease in the cost to retrieve medical records due to reduced volume.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation was $32.5 million for the three months ended September 30, 2016 as compared to $17.0 million for the three months ended September 30, 2015. The increase of $15.5 million was primarily related to a $12.7 million increase in stock-based compensation due to the vesting of performance-based stock options during the three months ended September 30, 2016 as well as additional stock option grants. Additionally, compensation related expenses increased $2.2 million primarily due to an increase in the number of employees to support our growing operations, including the hiring of certain key positions associated with being a public company. Employee benefit costs increased approximately $0.6 million due to rising healthcare coverage costs and the increase in number of employees.

Other selling, general and administrative expenses were $14.0 million for the three months ended September 30, 2016 as compared to $16.4 million for the three months ended September 30, 2015. The decrease of $2.4 million was primarily due to a $2.9 million decrease in other variable costs including professional and consulting fees as our current need to leverage external resources has been reduced. This decrease was partially offset by a $0.5 million increase in IT infrastructure and telecommunications costs to support our growing operations.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $5.2 million for the three months ended September 30, 2016 as compared to $3.8 million for the three months ended September 30, 2015. The increase of $1.4 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $15.2 million for the three months ended September 30, 2016 as compared to $15.4 million for the three months ended September 30, 2015. The decrease of $0.2 million was the result of the impairment of our legacy trademarks related to the Cotiviti rebranding in September 2015.

Transaction-related expenses

Transaction-related expenses for the three months ended September 30, 2016 were insignificant. Transaction-related expenses were $0.4 million for the three months ended September 30, 2015 primarily related to expenses incurred in connection with our IPO.

Impairment of Intangible Assets

Impairment of intangible assets was $27.8 million for the three months ended September 30, 2015 related to our Connolly and iHealth trademarks as a result of our Cotiviti rebranding in September 2015. We had no impairment of intangible assets for the three months ended September 30, 2016.

Interest expense

Interest expense was $9.6 million for the three months ended September 30, 2016 as compared to $16.2 million for the three months ended September 30, 2015. In May 2015 we repriced our then outstanding first lien term loan, lowering the interest rate by 50 basis points. In June 2016 we repaid $236.1 million of outstanding borrowings under our then outstanding second lien credit facility. In September 2016, we refinanced our long-term debt, reducing our outstanding principal by $22.7 million and reducing our interest rates by approximately 83 basis points overall. The decrease in interest expense of $6.6 million was the result of the reduction in principal, which contributed approximately $3.7 million of the interest expense decrease, and the lower interest rates, which contributed the remaining $2.9 million interest expense decrease.

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.3 million for the three months ended September 30, 2016 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the refinancing of our long-term debt. We did not have a loss on extinguishment of debt for the three months ended September 30, 2015.

Other non-operating income

We had other non-operating income of $0.1 million for the three months ended September 30, 2016 as compared to $0.2 million for the three months ended September 30, 2015. The decrease was primarily the result of foreign exchange losses related to our operations in India.

Income tax expense

We had a total income tax expense of $0.7 million for the three months ended September 30, 2016 as compared to a tax benefit of $4.6 million for the three months ended September 30, 2015. The increase in income tax expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was a result of the increase in pre-tax income. The effective tax rate for the three months ended September 30, 2016 was 13.4% compared to 38.5% for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded a $1.3 million tax benefit primarily related to the settlement of an uncertain tax position recorded in a prior period.  The impact of this tax benefit relative to the pre-tax income for the three months ended September 30, 2016 resulted in the decrease to the effective tax rate.

Segment net revenue and operating income

Healthcare segment net revenue was $138.5 million for the three months ended September 30, 2016 as compared to $119.1 million for the three months ended September 30, 2015. The increase of $19.4 million was primarily the result of a net increase of $14.6 million due to increased penetration and extended scope of services provided to our existing client base and a $4.8 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $17.8 million for both the three months ended September 30, 2016 and three months ended September 30, 2015. Revenue from our retail client base increased approximately $0.4 million primarily related to timing and nature of the claims reviewed which was offset by a decrease of $0.4 million as a result of foreign currency fluctuations due to the strengthening U.S. dollar.

Healthcare segment operating income was $22.5 million for the three months ended September 30, 2016 as compared to $4.3 million for the three months ended September 30, 2015. The increase in operating income of $18.2 million was the result of the increase in net revenue noted above. This was partially offset by an increase in compensation expense of $11.1 million related to an increase in the number of employees in our growing Healthcare segment and a $15.4 million increase in stock-based compensation expense primarily due to the vesting of performance-based stock options. Our ongoing investment in strategic initiatives contributed an additional $0.7 million in expense primarily related to an increase in IT infrastructure costs. Rent and occupancy related costs increased $0.8 million as a result of additional leased office space needed to support our growing operations. Depreciation and amortization expenses increased by $1.2 million due to our continued investments in capital expenditures. These increases were offset by an impairment of intangible assets of $26.3 million for the three months ended September 30, 2015 related to our Connolly and iHealth trademarks as a result of our Cotiviti rebranding in September 2015, a $1.0 million decrease in the costs to retrieve medical records due to reduced volume, a $0.5 million decrease in certain variable costs and a $0.3 million decrease in transaction-related expenses primarily related to costs associated with the IPO.

Global Retail and Other segment operating income was $1.6 million for the three months ended September 30, 2016 as compared to an operating loss of $0.2 million for the three months ended September 30, 2015. The increase in operating income of $1.8 million was the result of a $1.5 million impairment of intangible assets for the three months ended September 30, 2015 related to our Connolly trademark as a result of our Cotiviti rebranding in September 2015 and a decrease of $1.5 million in certain variable costs.  These decreased expenses were offset by a $1.2 million increase in stock-based compensation expense primarily due to the vesting of performance-based stock options.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
		Percentage of		Percentage of	Percentage
		Net Revenue		Net Revenue	Change Period
(unaudited)	2016	(%)	2015	(%)	to Period (%)
Net revenue	$457,250	100.0	$389,880	100.0	17.3
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	167,263	36.6	132,928	34.1	25.8
Other costs of revenue	17,331	3.8	14,629	3.7	18.5
Total cost of revenue	184,594	40.4	147,557	37.8	25.1
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	74,782	16.4	52,586	13.5	42.2
Other selling, general and administrative expenses	44,152	9.6	44,423	11.4	0.6
Total selling, general and administrative expenses	118,934	26.0	97,009	24.9	22.6
Depreciation and amortization of property and equipment	14,864	3.2	9,270	2.4	60.3
Amortization of intangible assets	45,618	10.0	46,256	11.9	1.4
Transaction-related expenses	909	0.2	354	0.1	156.8
Impairment of intangible assets	—	—	27,826	7.1	100.0
Total operating expenses	364,919	79.8	328,272	84.2	11.2
Operating income	92,331	20.2	61,608	15.8	49.9
Other expense (income):
Interest expense	40,345	8.8	49,855	12.8	19.1
Loss on extinguishment of debt	16,417	3.6	4,084	1.0	302.0
Other non-operating (income) expense	(771)	(0.2)	(384)	(0.1)	100.8
Total other expense (income)	55,991	12.2	53,555	13.7	4.5

Income from continuing operations before income taxes	36,340	8.0	8,053	2.1	351.3
Income tax expense	12,780	2.8	3,932	1.0	225.0
Income from continuing operations	23,560	5.2	4,121	1.1	471.7
Gain on discontinued operations, net of tax	—	—	559	0.1	100.0
Net income	$23,560	5.2	$4,680	1.2	403.4

Net revenue

Net revenue was $457.3 million for the nine months ended September 30, 2016 as compared to $389.9 million for the nine months ended September 30, 2015. The increase of $67.4 million was the result of increased Healthcare segment revenue of $67.0 million and increased Global Retail and Other segment revenue of $0.4 million. See “Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $167.3 million for the nine months ended September 30, 2016 as compared to $132.9 million for the nine months ended September 30, 2015. The increase of $34.4 million was primarily the result of approximately $27.5 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Stock-based compensation increased by approximately $4.2 million due to the vesting of performance-based stock options during the nine months ended September 30, 2016 as well as additional stock option grants. Employee benefit costs increased approximately $2.7 million due to rising healthcare coverage costs and the increase in the number of our employees.

Other costs of revenue were $17.3 million for the nine months ended September 30, 2016 as compared to $14.6 million for the nine months ended September 30, 2015. The increase of $2.7 million was primarily the result of an increase in variable costs to support our growing operations of $4.4 million partially offset by a $1.7 million decrease in the cost to retrieve medical records due to reduced volume.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation was $74.8 million for the nine months ended September 30, 2016 as compared to $52.6 million for the nine months ended September 30, 2015. The increase of $22.2 million was primarily related to a $15.8 million increase in stock-based compensation due to the vesting of performance-based stock options and the accelerated vesting of certain stock options as a result of the IPO during the nine months ended September 30, 2016 as well as additional stock option grants. Compensation related expenses increased $5.3 million primarily due to an increase in the number of employees to support our growing operations, including the hiring of certain key positions associated with being a public company. Employee benefit costs increased approximately $1.1 million due to rising healthcare coverage costs and the increase in number of employees.

Other selling, general and administrative expenses were $44.2 million for the nine months ended September 30, 2016 as compared to $44.4 million for the nine months ended September 30, 2015. The decrease of $0.2 million was primarily due to a decrease of $3.3 million in other variable costs including professional and consulting fees as our current need to leverage external resources has been reduced. This decrease was partially offset by a $3.1 million increase in IT infrastructure and telecommunications costs to support our growing operations.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $14.9 million for the nine months ended September 30, 2016 as compared to $9.3 million for the nine months ended September 30, 2015. The increase of $5.6 million was due to continued investments in capital expenditures over the prior year.

Amortization of intangible assets

Amortization of intangible assets was $45.6 million for the nine months ended September 30, 2016 as compared to $46.3 million for the nine months ended September 30, 2015. The decrease of $0.7 million was the result of the impairment of our legacy trademarks related to the Cotiviti rebranding in September 2015.

Transaction-related expenses

Transaction-related expenses were $0.9 million for the nine months ended September 30, 2016 primarily related to expenses incurred in connection with our IPO as well as certain expenses related to corporate development activity. Transaction-related expenses were $0.4 million for the nine months ended September 30, 2015 primarily related to expenses incurred in connection with our IPO.

Impairment of Intangible Assets

Impairment of intangible assets was $27.8 million for the nine months ended September 30, 2015 related to our Connolly and iHealth trademarks as a result of our Cotiviti rebranding in September 2015. We had no impairment of intangible assets for the nine months ended September 30, 2016.

Interest expense

Interest expense was $40.3 million for the nine months ended September 30, 2016 as compared to $49.9 million for the nine months ended September 30, 2015. In May 2015 we repriced our then outstanding first lien term loan, lowering the interest rate by 50 basis points. In June 2016, we repaid $236.1 million of outstanding borrowings under our then outstanding second lien credit facility. In September 2016, we refinanced our long-term debt, reducing our outstanding principal by $22.7 million and reducing our interest rates by approximately 83 basis points overall. The decrease in interest expense of $9.6 million was the result of the reduction in principal, which contributed approximately $5.1 million of the interest expense decrease, and the lower interest rates, which contributed the remaining $4.5 million interest expense decrease.

Loss on extinguishment of debt

Loss on extinguishment of debt was $16.4 million for the nine months ended September 30, 2016 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the refinancing of our long-term debt in September 2016 and the early payment on our outstanding borrowings under our then outstanding second lien credit facility in June 2016. During the nine months ended September 30, 2015 we recognized a loss on extinguishment of $4.1 million related to the write-off of unamortized debt issuance costs and original issue discount as a result of the repricing of our then outstanding first lien credit facility.

Other non-operating income

We had other non-operating income of $0.8 million for the nine months ended September 30, 2016 as compared to $0.4 million for the nine months ended September 30, 2015. The increase of $0.4 million was primarily the result of $0.2 million in foreign exchange gains related to our operations in India and $0.1 million in interest income driven by higher cash balance.

Income tax expense

We had a total income tax expense of $12.8 million for the nine months ended September 30, 2016 as compared to $3.9 million for the nine months ended September 30, 2015. The increase in income tax expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was a result of the increase in pre-tax income. The effective tax rate for the nine months ended September 30, 2016 was 35.2% compared to 48.8% for the nine months ended September 20, 2015. The decrease in the effective tax rate is primarily due to a $1.3 million tax benefit related to the settlement of an uncertain tax position recorded in a prior period.

Segment net revenue and operating income

Healthcare segment net revenue was $403.6 million for the nine months ended September 30, 2016 as compared to $336.7 million for the nine months ended September 30, 2015. The increase of $67.0 million was primarily the result of a net increase of $53.9 million due to increased penetration and extended scope of services provided to our existing client base which includes approximately $5.0 million relating to special projects that we do not expect to reoccur and a $13.1 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $53.6 million for the nine months ended September 30, 2016 as compared to $53.2 million for the nine months ended September 30, 2015. The increase of $0.4 million was the result of a $1.2 million increase in revenue from our retail client base primarily related to the timing and nature of the claims reviewed partially offset by the negative impact of certain regulatory changes in the U.K. This increase was partially offset by $0.8 million decrease as a result of foreign currency fluctuations due to the strengthening U.S. dollar.

Healthcare segment operating income was $85.9 million for the nine months ended September 30, 2016 as compared to $55.8 million for the nine months ended September 30, 2015. The increase in operating income of $30.1 million was the result of an increase in net revenue noted above. This was partially offset by an increase in compensation expense of $36.1 million related to an increase in the number of employees in our growing Healthcare segment. Additionally, stock-based compensation expense increased approximately $18.5 million due to the vesting of performance-based stock options and the accelerated vesting of certain stock options upon our IPO. Our ongoing investment in strategic initiatives contributed an additional $3.1 million in expense primarily related to an increase in IT infrastructure costs. Rent and occupancy related costs increased $1.7 million as a result of additional leased office space needed to support our growing operations. Depreciation and amortization expenses increased by $4.9 million due to our continued investments in capital expenditures. Transaction-related expenses increased $0.5 million primarily related to the costs of the IPO. Additionally, certain variable costs increased approximately $0.1 million. These increased expenses were offset by an impairment of intangible assets of $26.3 million for the nine months ended September 30, 2015 related to our Connolly and iHealth trademarks as a result of our Cotiviti rebranding in September 2015 and a $1.7 million decrease in the costs to retrieve medical records due to reduced volume.

Global Retail and Other segment operating income was $6.5 million for the nine months ended September 30, 2016 as compared to $5.8 million for the nine months ended September 30, 2015. The increase in operating income of $0.7 million was the result the increase in net revenue noted above. This increase was partially offset by a $1.5 million increase in stock-based compensation primarily related to the vesting of performance-based stock options and a $0.5 million increase in compensation related expenses. Additionally there was a $0.1 million increase in expenses related to the ongoing costs associated with our IT infrastructure initiatives. Depreciation and amortization expenses increased $0.1 million due to our continued investments in capital expenditures. These increased expenses were partially offset by a $1.5 million impairment of intangible assets for the nine months ended September 30, 2015 related to our Connolly trademark as a result of our Cotiviti rebranding in September 2015 and a decrease of $0.8 million in certain variable costs.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our First Lien Credit Facilities. As of September 30, 2016, we had cash and cash equivalents of $43.8 million and availability under the revolving portion of our First Lien Credit Facilities of $99.5 million. Our total indebtedness was $800.0 million as of September 30, 2016.

Our principal liquidity needs have been, and will continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. In addition, on May 26, 2016 we paid a one-time, special cash dividend of $150.0 million in aggregate, to holders of record of our common stock as of May 24, 2016.

Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $22.6 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform. We do not expect our capital expenditures to continue to increase. However, our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities. Accordingly, we expect our annual capital expenditures to continue to remain high as compared to the year ended December 31, 2015.

We believe that our cash flow from operations, availability under our First Lien Credit Facilities and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of equity financings, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Net cash provided by operating activities	$108,345	$30,408
Net cash used in investing activities	(21,397)	(10,616)
Net cash used in financing activities	(192,158)	(6,951)

Operating Activities

Net cash provided by operating activities was $108.3 million and $30.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily was due to a $31.3 million increase in net income adjusted for the exclusion of non-cash expenses, a $0.9 million gain on discontinued operations in the prior year and approximately a $45.7 million increase related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $116.7 million for the nine months ended September 30, 2016 as compared to $85.4 million for the nine months ended September 30, 2015. The increase was primarily due to the growth in our Healthcare operations.

The effect of changes in operating assets and liabilities was a decrease of $8.4 million for the nine months ended September 30, 2016 compared to a decrease of $54.1 million for the nine months ended September 30, 2015. The most significant drivers contributing to this increase relate to the following:

•

An $8.3 million reduction in taxes paid in the current year compared to the prior year. Additionally, approximately $10.0 million in tax payments made in prior periods were applied to our tax liabilities for the nine months ended September 30, 2016;

•

A payment of $22.3 million to the former stockholders of iHealth Technologies during the nine months ended September 30, 2015, which had been recorded as a liability in accounts payable and accrued other expenses;

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, increased $3.0 million during the nine months ended September 30, 2016 as compared to an increase of $12.1 million during the nine months ended September 30, 2015; and

•

Changes in accrued compensation primarily driven by an increase in the number of employees and timing of payments. Accrued compensation decreased $1.4 million during the nine months ended September 30, 2016 as compared to a decrease of $3.3 million during the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $21.4 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in investing activities during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily was due to an increase in capital expenditures due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash used in financing activities was $192.2 million for the nine months ended September 30, 2016 compared to $7.0 million for the nine months ended September 30, 2015. The increase in cash used in financing activities during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to (a) the payment of a special cash dividend of $150.0 million on May 26, 2016; (b) the repayment of $236.1 million of outstanding borrowings under our then outstanding second lien credit facility in June 2016; (c) the net payment of $22.7 million of outstanding indebtedness as a result of the September 2016 refinancing of our long-term debt; and (d) scheduled debt principal payments of $4.1 million partially offset by net cash proceeds from our IPO of $227.0 million.

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

Contractual Obligations

In September 2016, we refinanced our long-term debt. As a result, our contractual obligations related to principal payments of debt and interest on long-term debt upon their original scheduled maturity have been modified accordingly.  Refer to Note 7 Long-term Debt to our consolidated financial statements for further details on the modifications.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in the Prospectus.

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which addresses eight specific cash flow issues in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and its impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09,  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share based compensation. ASU 2016-09 changes several aspects of the accounting for share based payment award transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We early adopted ASU 2016-09 on a prospective basis during the third quarter of 2016, which did not result in any significant changes to our current or prior period consolidated financial statements. In conjunction with adopting ASU 2016-09 we made an accounting policy election to account for forfeitures as they occur.

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

In April 2015, the FASB issued ASU 2015‑03, Simplifying the Presentation of Debt and Issuance Costs (“ASU 2015‑03”) which establishes guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within that reporting period. We adopted the provisions of ASU 2015-03 as of January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $20,975 of debt issuance costs were reclassified in the consolidated balance sheet from debt issuance costs, net to long-term debt. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions; improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary; healthcare spending fluctuations; our clients declining to renew their agreements with us or renewing at lower performance fee levels; inability to develop new clients; delays in implementing our solutions; system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information; our failure to innovate and develop new solutions for our clients; our failure to comply with applicable privacy, security and data laws, regulations and standards; changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide; loss of a large client; consolidation among healthcare payers or retailers; slow development of the healthcare payment accuracy market; negative publicity concerning the healthcare payment industry or patient confidentiality and privacy; significant competition for our solutions; our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how; compliance with current and future regulatory requirements; declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process; our failure to accurately estimate the factors upon which we base our contract pricing; our inability to manage our growth; our inability to successfully integrate and realize synergies from the Connolly iHealth Merger (as defined below) or any future acquisitions or strategic partnerships; our failure to maintain or upgrade our operational platforms; our failure to renew our Medicare Recovery Audit Contractor program contracts or if the terms of the Medicare RAC program contracts are substantially changed; our rebranding may not be successful; litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements; our inability to expand our retail business; our inability to manage our relationships with information suppliers, software vendors or utility providers; fluctuations in our results of operations; changes in tax rules; risks associated with international operations; our inability to realize the book value of intangible assets; our success in attracting and retaining qualified employees and key personnel; general economic, political and market forces and dislocations beyond our control; risks related to our substantial indebtedness and holding company structure; volatility in bank and capital markets; our status as a controlled company and as an emerging growth company; and provisions in our amended and restated certificate of incorporation.

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

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of September 30, 2016, we had $800.0 million of borrowings outstanding under our long-term debt and $630.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of September 30, 2016, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $7.6 million.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.” In addition, as a newly public company, our management is not presently required to perform an annual assessment of the effectiveness of our internal controls over financial reporting until our second annual report on Form 10-K for the period ended December 31, 2017.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

For a discussion of potential risks and uncertainties related to our Company and our business see the information in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as well as the Prospectus.  There have been no material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

10.1*

Restatement Agreement No. 1, dated September 28, 2016, to the First Lien Credit Agreement, dated May 14, 2014, among Cotiviti Corporation, Cotiviti Domestic Holdings, Inc., Cotiviti Intermediate Holdings, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Successor Agent, and Goldman Sachs Bank USA, as Resigning Agent.

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

** Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTIVITI HOLDINGS, INC.

Date: November 10, 2016	By:	/S/ STEVE SENNEFF
		Name:	Steve Senneff
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)