Form 10-Q
period 2017-03-31
Cotiviti Holdings, Inc.
filed 2017-05-03
CIK 1657197

To wfan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2017 was 91,838,470.

i

Definitions

As used in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this “Quarterly Report on Form 10‑Q” or this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Annual Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Annual Report.

2016 Plan: refers to the Cotiviti Holdings, Inc. 2016 Equity Incentive Plan.

Adjusted EBITDA: refers to net income (loss) to Cotiviti before depreciation and amortization, interest expense, other non-operating (income) expense, income tax expense (benefit), transaction-related expenses and other and stock-based compensation.

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

iHealth Technologies: refers to iHealth Technologies, Inc., a predecessor name of a wholly-owned subsidiary.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,458	$110,635
Restricted cash	7,232	9,103
Accounts receivable, net of allowance for doubtful accounts of $648 and $851 at March 31, 2017 and December 31, 2016, respectively; and net of estimated allowance for refunds and appeals of $35,518 and $41,020 at March 31, 2017 and December 31, 2016, respectively	62,072	67,735
Prepaid expenses and other current assets	17,847	14,957
Total current assets	215,609	202,430
Property and equipment, net	70,286	67,640
Goodwill	1,196,121	1,196,024
Intangible assets, net	518,131	533,305
Other long-term assets	2,746	2,864
TOTAL ASSETS	$2,002,893	$2,002,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$18,000
Customer deposits	7,232	9,103
Accounts payable and accrued other expenses	26,736	23,162
Accrued compensation costs	29,379	58,589
Estimated liability for refunds and appeals	61,766	62,539
Total current liabilities	143,113	171,393
Long-term liabilities:
Long-term debt	758,348	762,202
Other long-term liabilities	5,765	8,799
Deferred tax liabilities	119,759	120,533
Total long-term liabilities	883,872	891,534
Total liabilities	1,026,985	1,062,927
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 91,845,947 and 90,748,740 issued, and 91,838,470 and 90,741,340 outstanding at March 31, 2017 and December 31, 2016, respectively)	92	91
Additional paid-in capital	921,186	911,582
Retained earnings	60,892	33,917
Accumulated other comprehensive loss	(6,161)	(6,156)
Treasury stock, at cost (7,477 and 7,400 shares at March 31, 2017 and December 31, 2016, respectively)	(101)	(98)
Total stockholders' equity	975,908	939,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,002,893	$2,002,263

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$160,133	$142,718
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	56,288	53,461
Other costs of revenue	6,686	5,398
Total cost of revenue	62,974	58,859
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	24,693	19,110
Other selling, general and administrative expenses	16,879	15,229
Total selling, general and administrative expenses	41,572	34,339
Depreciation and amortization of property and equipment	5,575	4,835
Amortization of intangible assets	15,199	15,207
Transaction-related expenses	731	240
Total operating expenses	126,051	113,480
Operating income	34,082	29,238
Other expense (income):
Interest expense	8,421	16,060
Other non-operating (income) expense	(453)	(299)
Total other expense (income)	7,968	15,761
Income before income taxes	26,114	13,477
Income tax (benefit) expense	(861)	5,393
Net income	$26,975	$8,084
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	57	(26)
Change in fair value of derivative instruments	(62)	(482)
Total other comprehensive (loss) income	(5)	(508)
Comprehensive income	$26,970	$7,576

Earnings per share:
Basic	$0.30	$0.10
Diluted	0.28	0.10

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$26,975	$8,084
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,877	(5,405)
Depreciation and amortization	20,774	20,042
Stock-based compensation expense	2,083	1,074
Amortization of debt issuance costs	645	1,348
Accretion of asset retirement obligations	48	46
Changes in operating assets and liabilities:
Restricted cash	1,871	(1,518)
Accounts receivable	5,663	12,266
Other assets	(2,612)	7,493
Customer deposits	(1,871)	1,518
Accrued compensation	(29,210)	(8,452)
Accounts payable and accrued other expenses	(841)	(2,225)
Estimated liability for refunds and appeals	(774)	2,262
Other long-term liabilities	247	144
Other	(303)	(324)
Net cash provided by operating activities	24,572	36,353
Cash flows from investing activities:
Expenditures for property and equipment	(9,660)	(9,467)
Other investing activities	—	2
Net cash used in investing activities	(9,660)	(9,465)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,363	16
Purchase of treasury shares	(3)	—
Repayment of debt	(4,500)	(2,025)
Net cash provided by (used in) financing activities	2,860	(2,009)
Effect of foreign exchanges on cash and cash equivalents	51	8
Net increase in cash and cash equivalents	17,823	24,887
Cash and cash equivalents at beginning of period	110,635	149,365
Cash and cash equivalents at end of the period	$128,458	$174,252
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$649	$590
Cash paid for interest	7,587	14,565
Noncash investing activities (accrued property and equipment purchases)	6,738	9,052

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of analytics‑driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies. We work with over 40 healthcare organizations, including over 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to over 35 retail clients, including eight of the ten largest retailers in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimated Liability for Refunds and Appeals and Unbilled Receivables

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $61,766 and $62,539 at March 31, 2017 and December 31, 2016, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $35,518 and $41,020 at March 31, 2017 and December 31, 2016, respectively.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables of approximately $49,676 and $51,643 as of March 31, 2017 and December 31, 2016, respectively, are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $6,087 and $6,137 as of March 31, 2017 and December 31, 2016, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU2017-04”), which is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of the goodwill. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are evaluating this new guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures as the fair values of our reporting units exceed their carrying values.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new guidance would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of the initial application. The guidance is effective for public companies with annual periods beginning after December 15, 2017 and interim periods within that reporting period. The

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2016, we formed an internal team to evaluate and quantify the potential impact of this new revenue guidance. As of the date of this filing, we have made significant progress on our contract reviews and policy drafting. We will continue to evaluate this new guidance and plan to provide additional information about our method of adoption and the impact, if any, on our consolidated financial statements and related disclosures in future filings.

Note 3. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	March 31,	December 31,
	2017	2016
Computer equipment	$41,106	$40,349
Software	53,837	42,614
Furniture and fixtures	8,802	8,652
Leasehold improvements	4,895	4,392
Projects in progress	7,234	12,001
Property and equipment, gross	$115,874	$108,008
Less: accumulated depreciation and amortization	45,588	40,368
Property and equipment, net	$70,286	$67,640

In December 2015, we purchased a perpetual software license, which is included in the software total above. We are paying for this software over a two year period ending in January 2018. As such, there is approximately $3,256 and $3,351 included in accounts payable and accrued other expenses on our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively, and $3,225 included in other long-term liabilities on our Consolidated Balance Sheets as of December 31, 2016.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $5,575 and $4,835 for the three months ended March 31, 2017 and 2016, respectively.

Note 4. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
March 31, 2017:
Customer relationships	$640,095	$156,549	$483,546	13.7	years
Acquired software	82,400	52,015	30,385	6.2	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$726,695	$208,564	$518,131	12.8	years
December 31, 2016:
Customer relationships	$640,052	$144,768	$495,284	13.7	years
Acquired software	82,400	48,579	33,821	6.2	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$726,652	$193,347	$533,305	12.8	years

Amortization expense was $15,199 and $15,207 for the three months ended March 31, 2017 and 2016, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of March 31, 2017 amortization expense for the next 5 years is expected to be:

Remainder of 2017	$42,628
2018	53,898
2019	53,898
2020	53,898
2021	49,576

Note 5. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,196,121 and $1,196,024 as of March 31, 2017 and December 31, 2016, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the three months ended March 31, 2017 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2016	$1,147,771	$48,253
Foreign currency translation	—	97
March 31, 2017	$1,147,771	$48,350

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

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. We believe that it is possible that we could be required to pay an additional amount up to approximately $13,000 in excess of the amount we accrued as of March 31, 2017 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change. On September 28, 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient claims currently under appeal beginning December 1, 2016. This second settlement process could result in additional

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

amounts owed to CMS. CMS has not yet provided us with any information and accordingly the amount of any such additional claims cannot presently be determined.

Note 7. Long‑term Debt

Long‑term debt for the periods presented was as follows:

	March 31,	December 31,
	2017	2016
First Lien Term A Loan	$243,580	$246,694
First Lien Term B Loan	543,130	544,345
Revolver	—	—
Total debt	786,710	791,039
Less: debt issuance costs	10,362	10,837
Less: current portion	18,000	18,000
Total long-term debt	$758,348	$762,202

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. There is a required financial covenant applicable only to the Revolver and the Term A Loan, pursuant to which we agree not to permit our Secured Leverage Ratio to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of March 31, 2017 and December 31, 2016, respectively.

The Restated Credit Agreement requires mandatory prepayments based upon annual excess cash flows commencing with the year ended December 31, 2017. The mandatory prepayment is contingently payable in the second quarter based on an annual excess cash flow calculation for the proceeding year as defined within the Restated Credit Agreement.

As of March 31, 2017, the aggregate maturities of long‑term debt (excluding any amounts that may become payable with respect to the aforementioned mandatory prepayment provision for annual excess cash flows) for each of the next five years are expected to be $13,500 for the remainder of 2017, $18,000 in 2018, $24,250 in 2019, $30,500 in 2020 and $183,625 in 2021.

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we expect to record a loss on extinguishment of approximately $3,000, which will be included in our Consolidated Statements of Comprehensive Income during the second quarter of 2017.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of March 31, 2017 and December 31, 2016, we had $540,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive (loss) income until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt and the related derivative contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income is recognized in interest expense. We recognized interest expense of $201 and $82 related to interest rate caps during the three months ended March 31, 2017 and 2016, respectively.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the three months ended March 31, 2017 and 2016, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	March 31,	December 31,
	2017	2016
Liability fair value recorded in other long-term liabilities	$1,691	$1,729
Liability fair value recorded in accounts payable and accrued other expenses	1,046	1,065
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,200)	(1,783)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive (loss) income until the related hedge ultimately settles and interest payments are made on the underlying debt. As of March 31, 2017, we have made payments of $2,945 related to these deferred premiums. We expect to pay an additional $3,449 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended March 31,
	2017	2016

Balance at beginning of period, January 1	$(3,334)	$(2,968)
Reclassifications in earnings, net of tax of $76 and $31, respectively	125	51
Change in fair value of derivative instrument, net of tax of $112 and $323, respectively	(187)	(533)
Balance at end of period, March 31	$(3,396)	$(3,450)

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$786,710	$—	$—	$791,039
Interest rate cap agreements	—	2,737	—	—	2,794	—
Total	$—	$2,737	$786,710	$—	$2,794	$791,039

The fair value of our private debt is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other quantitative and qualitative factors. The carrying value of our debt approximates its fair value. Refer to Note 7 for more information on our long-term debt.

The fair value of the interest rate cap agreements is determined using the market standard methodology of discounting the future expected variable cash receipts that would occur if interest rates rose above the strike rate of the caps. The analysis reflects the contractual terms of the derivatives, including period to maturity and remaining deferred premium payments, and uses observable market‑based inputs, including interest rates and implied volatilities. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rates. As such, the estimated fair values of these liabilities are classified as Level 2 in the fair value hierarchy. Refer to Note 8 for more information on our interest rate cap agreements.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 10. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended
	March 31,
	2017	2016
Income tax provision	$(861)	$5,393
Effective income tax rate	(3.3)%	40.0%

Our effective income tax rate was (3.3)% and 40.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate is primarily due to a $10,422 tax benefit related to stock option exercises. Additionally, we realized a tax benefit of $337 during the three months ended March 31, 2017 related to the settlement of an uncertain tax position as a result of the closure of our audit with the Internal Revenue Service for the tax year ended December 31, 2014 and the iHealth Technologies, Inc. audit for the tax years ended December 31, 2012, December 31, 2013 and May 13, 2014.

We file income taxes with the U.S. federal government and various states and foreign jurisdictions. We operate in a number of state and local jurisdictions and as such are subject to state and local income tax examinations based upon various statutes of limitations in each jurisdiction. We are currently under audit by the State of New York for the tax year ended December 31, 2014 and for iHealth Technologies for the tax years ended December 31, 2012, December 31, 2013, May 13, 2014 and December 31, 2014.

Note 11. Stockholders’ Equity

Secondary Offering

On March 7, 2017 we completed a secondary public offering of 9,683,000 shares of our common stock by certain of our stockholders, including 1,263,000 shares sold to the underwriters pursuant to their option to purchase additional shares, at a public offering price of $36.00 per share. All of the shares offered were sold by selling stockholders.  Accordingly, we did not receive any proceeds from the sale of the shares. In connection with this offering, we incurred approximately $600 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017.

Note 12. Earnings per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted solely of equity incentive awards. Our potential common shares consist of the incremental common shares issuable upon the exercise of stock options or vesting of RSUs. The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single class.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Basic and diluted earnings per share are computed as follows:

	Three Months Ended
	March 31,
	2017	2016
Net income available to common stockholders	$26,975	$8,084

Weighted average outstanding shares of common stock	91,138,356	77,231,196
Dilutive effect of stock-based awards	3,766,874	526,162
Adjusted weighted average outstanding and assumed conversions for diluted EPS	94,905,230	77,757,358

Earnings per share:
Basic	$0.30	$0.10
Diluted	0.28	0.10

Employee stock options and restricted stock units (“RSUs”) that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended
	March 31,
	2017	2016

Employee stock-based awards	361,566	2,019,649

The criteria associated with all of our outstanding performance-based stock options as defined in the terms of the applicable award agreements, were satisfied as of September 30, 2016 and, as a result, outstanding performance-based stock options were included in the calculation of diluted earnings per share for the three months ended March 31, 2017. Performance-based stock options of 2,794,910 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2016 as the vesting conditions had not yet been satisfied.

Note 13. Stock‑Based Compensation

Stock Options

The following is a summary of stock option activity under the Plans:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2016	5,997,372	$10.18	7.30	$145,270
Granted	534,262	34.39		—
Forfeited	(35,008)	12.58		—
Exercised	(1,096,999)	6.86		—
Expired	(2,893)	13.79		—
Outstanding at March 31, 2017	5,396,734	$13.23	7.56	$153,263

Vested, exercisable, expected to vest
at March 31, 2017	5,396,734	$13.23	7.56	$153,263
Exercisable at March 31, 2017	3,188,518	$9.95	6.99	$101,004

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $41.63 as of

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

March 31, 2017 based upon the closing price of our common stock on the NYSE. The total intrinsic value of stock options exercised was $33,482 for the three months ended March 31, 2017 and insignificant for the three months ended March 31, 2016.

Restricted Stock Units

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Outstanding at December 31, 2016	67,295	$25.88
Granted	235,412	34.39
Forfeited	(3,875)	24.70
Vested and converted to shares, net of units withheld for taxes	(131)	19.00
Units withheld for taxes	(77)	19.00
Outstanding at March 31, 2017	298,624	$32.59
Expected to vest at March 31, 2017	298,624	$32.59

Employee Stock Purchase Plan

We have an ESPP for US and non-US employees (collectively, “ESPP”), both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in May 2016. In order for the US ESPP to qualify as an “employee stock purchase plan” under the requirements of Section 423 of the United States Internal Revenue Code of 1986, as amended, the ESPP is subject to stockholder approval at our first annual meeting of stockholders to be held on May 25, 2017. The ESPP was effective January 1, 2017 with the first purchase date scheduled for June 30, 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and December of each year.

Stock Compensation Expense

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

Three Months Ended March 31,
2017
Expected term (years)	6.25
Expected volatility	40.00%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	1.93%
Weighted average grant date fair value	$14.45

No stock options were granted during the three months ended March 31, 2016.

We recorded total stock‑based compensation expense of $2,083 and $1,074 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had total unrecognized compensation cost related to 2,506,840 unvested stock options and RSUs under the Plans of $25,037 which we expect to recognize over the next 2.9 years.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 14. Segment Information

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

We evaluate the performance of each segment based on segment net revenue and segment operating income. Operating income is calculated as net revenue less operating expenses and is not affected by other expense (income) or by income taxes. Indirect costs are generally allocated to the segments based on the segments’ proportionate share of revenue and expenses directly related to the operation of the segment. We do not allocate interest expense, other non-operating (income) expense or the provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset-related information has not been presented.

Our operating segment results for the periods presented were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net Revenue
Healthcare	$139,803	$124,130
Global Retail and Other	20,330	18,588
Consolidated net revenue	$160,133	$142,718
Operating Income
Healthcare	$31,161	$26,622
Global Retail and Other	2,921	2,616
Consolidated operating income	$34,082	$29,238

Operating segment net revenue by product type for the periods presented was as follows:

	Three Months Ended March 31,
	2017	%	2016	%
	(unaudited)
Healthcare
Retrospective claims accuracy	$77,516	48.4	$65,270	45.7
Prospective claims accuracy	59,717	37.3	55,410	38.8
Transaction services	2,570	1.6	3,450	2.5
Total Healthcare	139,803	87.3	124,130	87.0
Global Retail and Other
Retrospective claims accuracy	19,674	12.3	17,990	12.6
Other	656	0.4	598	0.4
Total Global Retail and Other	20,330	12.7	18,588	13.0
Consolidated net revenue	$160,133	100.0	$142,718	100.0

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and the related notes of Cotiviti Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K, filed with the SEC.

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

Overview

We are a leading provider of analytics-driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately $3.3 billion in savings in 2016. We work with over 40 healthcare organizations, including over 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well CMS. We are also a leading provider of payment accuracy solutions to over 35 retail clients, including eight of the ten largest retailers in the United States. We operate in two segments, Healthcare and Global Retail and Other.

Our growth strategy for healthcare includes:

•

expand within our existing client base by increasing the volume of claims we review with our solutions; expanding utilization across the depth and breadth of our solutions; and cross-selling our prospective and retrospective solutions.

•	expand our client base;

•	innovate to improve and develop new solutions to expand the scope of our services; and

•	pursue opportunistic acquisitions and strategic partnerships in payment accuracy and adjacent markets.

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States. In 2016, we generated revenue from six new clients and four cross-sell clients which we believe will drive revenue growth in 2017 and beyond. In the first quarter of 2017, we generated revenue from three new clients. The average length of our relationships with our ten largest healthcare clients is over ten years. We have also substantially increased the annual savings captured by our healthcare clients over time. As a result, we believe our revenue is highly recurring and we have strong visibility into future revenue.

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

For a further discussion of our two operating segments, (i) Healthcare and (ii) Global Retail and Other, refer to “—Our Segments” and Note 14 to the consolidated financial statements.

Factors Affecting Our Results of Operations

Recent Developments – 2017 Highlights

•

We continued to execute on our strategy, increasing volume and expanding the adoption of our solutions within our existing healthcare clients which contributed to healthcare revenue growth of 13% in the first quarter 2017.

•

Growth in our healthcare business also continues to benefit from the addition of new clients and our successful cross-sell efforts. During the three months ended March 31, 2017, we generated $1.5 million in revenue from seven new clients added within the past year and from an additional two existing clients who have adopted either prospective or retrospective solutions.

•	In March 2017, we began auditing under our two new Medicare RAC contracts awarded in October 2016 and expect to generate approximately 1-2% of total revenue from these contracts in 2017.

•

During the three months ended March 31, 2017, approximately 1.1 million shares of common stock were issued upon the exercise of stock options. The stock option exercises resulted in a $10.4 million tax benefit and an effective tax rate of (3.3)% for the three months ended March 31, 2017.

•

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we expect to record a loss on extinguishment of approximately $3.0 million, during the second quarter of 2017.

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

•

Complexity in the Healthcare Industry. We believe reimbursement models will continue to become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. The adoption of the ICD-10 coding framework in October 2015 has resulted in a nearly five times increase of possible diagnosis codes to approximately 68,000, further complicating the claims process. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of claims may also increase, which could impact the demand for our payment accuracy solutions. Also, many of the changes promulgated by the Affordable Care Act require implementing regulations that have not yet been drafted or have been released only as proposed rules. Such changes could have a further impact on our results of operations.

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

Amortization of intangible assets

Amortization of intangible assets includes amortization of customer relationships and acquired software.

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with our IPO and other offerings as well as certain expenses associated with corporate development activity.

Interest expense

Interest expense consists of accrued interest and related payments on our outstanding long-term debt as well as the amortization of debt issuance costs. Additionally, interest expense includes any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income when the actual interest payments are made on our variable rate debt and the related derivative contract settles.

Other non-operating (income) expense

Other non-operating (income) expense primarily consists of foreign exchange gains and losses. In addition, income received for certain sub-leases, interest income and realized gains and losses are included in other non-operating (income) expense.

Income tax (benefit) expense

Income tax (benefit) expense consists of federal, state, local and foreign taxes based on earnings in multiple jurisdictions. Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits or deductions that may be available to us. Our current and future provision for income taxes will vary from statutory rates due to the impact of income tax incentives and holidays, certain non-deductible expenses, valuation allowances in certain countries, withholding taxes, excess tax benefits on the exercise of stock options and other discrete items.

Stock-based compensation expense

We grant equity incentive awards to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the applicable vesting period. Such expense is recognized in either cost of revenue or selling, general and administrative expenses based upon the function of the optionee. The following table shows the allocation of stock-based compensation expense between our expense line items for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Cost of revenue	$466	$289
Selling, general and administrative expenses	1,617	785
Total	$2,083	$1,074

As of March 31, 2017, we had total unrecognized stock-based compensation expense related to unvested stock options and RSUs of $25.0 million, which we expect to recognize over the next 2.9 years.

Foreign currency translation adjustments.

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive (loss) income. We had upward foreign currency translation adjustments of $0.1 million for the three months ended March 31, 2017 compared to insignificant downward foreign currency translation adjustments for the three months ended March 31, 2016. The translation adjustments were the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes.

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. The downward changes were the result of fluctuations in three-month LIBOR.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA (a non-GAAP measure) is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income before depreciation and amortization, interest expense, other non-operating (income) expense such as foreign currency translation, income tax (benefit) expense, transaction-related expenses and other and stock-based compensation. See the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is consistent with the definition of a similar measure in our First Lien Credit Facilities.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
(in thousands)	(unaudited)
Net income	$26,975	$8,084
Depreciation and amortization	20,774	20,042
Interest expense	8,421	16,060
Other non-operating (income) expense(a)	(453)	(299)
Income tax (benefit) expense	(861)	5,393
Transaction-related expenses and other(b)	731	240
Stock-based compensation(c)	2,083	1,074
Adjusted EBITDA	$57,670	$50,594

(a)	Represents other non‑operating (income) expense that consists primarily of gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)

Represents transaction‑related expenses that consist primarily of certain expenses associated with our secondary offering in 2017 and our IPO and other offering costs in 2016 as well as certain corporate development activity.

(c)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation. We recognize the related expense for these awards ratably over the vesting period.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $10.4 million as of March 31, 2017.

In June 2016, we repaid $223.0 million in outstanding principal under our then outstanding second lien credit facility using proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the second lien credit facility. As a result of these repayments, we recognized a loss on extinguishment of debt totaling $7.1 million during the three months ended June, 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

In September 2016, we completed a refinancing of our then existing first and second lien credit facilities and entered the Amended and Restated First Lien Credit Agreement (the “Restated Credit Agreement”), which provides for first lien credit facilities (the “First Lien Credit Facilities” consisting of a (a) Term Loan A in the amount of $250.0 million, (b) Term Loan B in the amount of $550.0 million and (c) revolving credit facility (the “Revolver”) in the amount of up to $100.0 million, reducing our total debt principal outstanding by $22.7 million and reducing the interest rates. As a result of this refinancing, we recognized a loss on extinguishment of debt of $9.3 million during the three months ended September 30, 2016, primarily related to the payment of certain fees and the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount related to indebtedness that was repaid to certain lenders.

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for lower applicable interest rates associated with the First Lien Term B Loan. As a result, we expect to record a loss on extinguishment of approximately $3.0 million, during the second quarter of 2017.

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

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net Revenue
Healthcare	$139,803	$124,130
Global Retail and Other	20,330	18,588
Consolidated net revenue	$160,133	$142,718
Operating Income
Healthcare	$31,161	$26,622
Global Retail and Other	2,921	2,616
Consolidated operating income	$34,082	$29,238

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	%	2016	%
	(unaudited)
Healthcare
Retrospective claims accuracy	$77,516	48.4	$65,270	45.7
Prospective claims accuracy	59,717	37.3	55,410	38.8
Transaction services	2,570	1.6	3,450	2.5
Total Healthcare	139,803	87.3	124,130	87.0
Global Retail and Other
Retrospective claims accuracy	19,674	12.3	17,990	12.6
Other	656	0.4	598	0.4
Total Global Retail and Other	20,330	12.7	18,588	13.0
Consolidated net revenue	$160,133	100.0	$142,718	100.0

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$160,133	100.0	$142,718	100.0	12.2
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	56,288	35.1	53,461	37.5	5.3
Other costs of revenue	6,686	4.2	5,398	3.8	23.9
Total cost of revenue	62,974	39.3	58,859	41.2	7.0
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	24,693	15.4	19,110	13.4	29.2
Other selling, general and administrative expenses	16,879	10.6	15,229	10.7	10.8
Total selling, general and administrative expenses	41,572	26.0	34,339	24.1	21.1
Depreciation and amortization of property and equipment	5,575	3.5	4,835	3.4	15.3
Amortization of intangible assets	15,199	9.5	15,207	10.7	(0.1)
Transaction-related expenses	731	0.4	240	0.2	204.6
Total operating expenses	126,051	78.7	113,480	79.5	11.1
Operating income	34,082	21.3	29,238	20.5	16.6
Other expense (income):
Interest expense	8,421	5.3	16,060	11.3	(47.6)
Other non-operating (income) expense	(453)	(0.3)	(299)	(0.2)	51.5
Total other expense (income)	7,968	5.0	15,761	11.0	(49.4)
Income before income taxes	26,114	16.3	13,477	9.4	93.8
Income tax (benefit) expense	(861)	(0.5)	5,393	3.8	(116.0)
Net income	$26,975	16.8	$8,084	5.7	233.7

Net revenue

Net revenue was $160.1 million for the three months ended March 31, 2017 as compared to $142.7 million for the three months ended March 31, 2016. The increase of $17.4 million was the result of increased Healthcare segment revenue of $15.7 million and increased Global Retail and Other segment revenue of $1.7 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $56.3 million for the three months ended March 31, 2017 as compared to $53.5 million for the three months ended March 31, 2016. The increase of $2.8 million was primarily the result of approximately $2.0 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $0.6 million due to rising healthcare coverage costs and the increase in the number of our employees. Stock-based compensation increased by approximately $0.2 million due to additional equity incentive awards.

Other costs of revenue were $6.7 million for the three months ended March 31, 2017 as compared to $5.4 million for the three months ended March 31, 2016. The increase of $1.3 million was primarily the result of an increase of approximately $0.6 million in professional and consulting fees as we have leveraged external resources and expertise.  Rent and occupancy increased approximately $0.3 million as a result of new and expanded locations. Personnel-related costs increased approximately $0.4 million due to the increase in the number of employees.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $24.7 million for the three months ended March 31, 2017 as compared to $19.1 million for the three months ended March 31, 2016. The increase of $5.6 million was primarily related to a $4.6 million increase in compensation related expenses due to an increase in the number of employees to support our growing operations. Stock-based compensation increased $0.8 million due to additional equity incentive awards. Employee benefit costs increased approximately $0.2 million due to rising healthcare coverage costs and the increase in number of employees.

Other selling, general and administrative expenses were $16.9 million for the three months ended March 31, 2017 as compared to $15.2 million for the three months ended March 31, 2016. The increase of $1.7 million was primarily due to an increase of $1.0 million in IT infrastructure and telecommunications. Personnel-related expenses increased approximately $0.7 million due to the increase number of employees. Other variable costs increased approximately $0.3 million to support our growing operations. The increase was partially offset by a $0.3 million decrease in professional and consulting fees as our current need to leverage external resources has been reduced.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $5.6 million for the three months ended March 31, 2017 as compared to $4.8 million for the three months ended March 31, 2016. The increase of $0.8 million was due to continued investments in capital expenditures over the prior year.

Amortization of intangible assets

Amortization of intangible assets was $15.2 million for each of the three months ended March 31, 2017 and 2016 as there have been no changes in our intangible assets.

Transaction-related expenses

Transaction-related expenses were $0.7 million for the three months ended March 31, 2017 primarily related to expenses incurred in connection with our secondary public offering as well as certain expenses related to corporate development activity. Transaction-related expenses were $0.2 million for the three months ended March 31, 2016 primarily related to expenses incurred in connection with our IPO.

Interest expense

Interest expense was $8.4 million for the three months ended March 31, 2017 as compared to $16.1 million for the three months ended March 31, 2016.  The decrease of $7.7 million was primarily due to the significant decline in outstanding principal over the past year in connection with the use of our IPO proceeds and the September 2016 refinancing, which resulted in an $3.6 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing resulted in an $4.1 million decrease in interest expense.

Other non-operating income

We had other non-operating income of $0.5 million for the three months ended March 31, 2017 as compared to $0.3 million for the three months ended March 31, 2016. The increase of $0.2 million was primarily the result of foreign exchange gains related to our operations in India.

Income tax expense

We had a total income tax benefit of $0.9 million for the three months ended March 31, 2017 as compared to income tax expense of $5.4 million for the three months ended March 31, 2016. The decrease of $6.3 million was primarily the result of a $10.4 million excess tax benefit relating to stock option exercises during the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2017 was (3.3)% compared to 40.0% for the three months ended March 31, 2016. The decrease in the effective tax rate is primarily due to the excess tax benefit related to stock option exercises. Excluding the impact of discrete items, our effective income tax rate was 37.6% for the three months ended March 31, 2017.

Segment net revenue and operating income

Healthcare segment net revenue was $139.8 million for the three months ended March 31, 2017 as compared to $124.1 million for the three months ended March 31, 2016. The increase of $15.7 million was primarily the result of a net increase of $14.2 million due to increased penetration and extended scope of services provided to our existing client base and a $1.5 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $20.3 million for the three months ended March 31, 2017 as compared to $18.6 million for the three months ended March 31, 2016. The increase of $1.7 million was primarily the result of the timing,  nature and size of the claims reviewed.

Healthcare segment operating income was $31.2 million for the three months ended March 31, 2017 as compared to $26.6 million for the three months ended March 31, 2016. The increase in operating income of $4.6 million was the result of an increase in net revenue noted above. This was partially offset by an increase in compensation expense of $6.4 million related to an increase in the number of employees in our growing Healthcare segment. Our ongoing investment in strategic initiatives contributed an additional $1.0 million in expense primarily related to an increase in IT infrastructure costs. Additionally, stock-based compensation expense increased approximately $0.9 million due to additional equity incentive awards. Rent and occupancy related costs increased $0.3 million as a result of new and expanded locations. Depreciation and amortization expenses increased by $0.7 million due to our continued investments in capital expenditures. Personnel-related expenses increased $1.0 million due to the increase in number of employees. Transaction-related expenses increased $0.5 million primarily related to the secondary offering. Additionally, certain variable costs increased approximately $0.3 million.

Global Retail and Other segment operating income was $2.9 million for the three months ended March 31, 2017 as compared to $2.6 million for the three months ended March 31, 2016. The increase in operating income of $0.3 million was the result of an increase in net revenue noted above. This increase was partially offset by a $1.0 million increase in compensation related expenses and a $0.1 million increase in stock-based compensation primarily related to additional equity incentive awards. Our ongoing investment in strategic initiatives contributed an additional $0.2 million in IT infrastructure costs. Additionally, certain variable costs increased approximately $0.1 million.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our credit facilities. As of March 31, 2017, we had cash and cash equivalents of $128.5 million and availability under the Revolver of $99.5 million. Our total indebtedness was $791.0 million as of March 31, 2017.

In April 2017, we successfully repriced our First Lien Term B Loan, reducing the interest rate by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $9.7 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform. We do not expect our capital expenditures to continue to increase. However, our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities.

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

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net cash provided by operating activities	$24,572	$36,353
Net cash used in investing activities	(9,660)	(9,465)
Net cash provided by (used in) financing activities	2,860	(2,009)

Operating Activities

Net cash provided by operating activities was $24.6 million and $36.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily was due to a $27.2 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $39.0 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $52.1 million for the three months ended March 31, 2017 as compared to $24.9 million for the three months ended March 31, 2016. The increase was primarily due to the growth in our Healthcare operations and the reduction in interest expense.

The effect of changes in operating assets and liabilities was a decrease of $27.5 million for the three months ended March 31, 2017 compared to a increase of $11.5 million for the three months ended March 31, 2016. The most significant drivers contributing to this increase relate to the following:

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, decreased $5.7 million during the three months ended March 31, 2017 as compared to a decrease of $12.3 million during the three months ended March 31, 2016;

•

Changes in accrued compensation primarily driven by timing of payments and an increase in the number of employees. Accrued compensation decreased $29.2 million during the three months ended March 31, 2017 as compared to a decrease of $8.5 million during the three months ended March 31, 2016; and

•

Timing of income tax payments including the impact of approximately $10.0 million paid during the year ended December 31, 2015 that was applied to our tax liabilities for the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities was $9.7 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in investing activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was due to an increase in capital expenditures due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2017 compared to net cash used of $2.0 million for the three months ended March 31, 2016. The increase in cash provided by financing activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to $7.4 million in proceeds from the exercise of stock options partially offset by scheduled debt principal payments of $4.5 million during the three months ended March 31, 2017 as compared to $2.0 million during the three months ended March 31, 2016.

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

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as described in the Annual Report on Form 10-K for the year ended December 31, 2016.

In April 2017, we repriced our First Lien Term B Loan reducing the interest rate by 25 basis points.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At the end of our second fiscal quarter ending on June 30, 2017, we will analyze whether our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates is over $700 million. If we exceed this threshold, then as of the end of our fiscal year ending on December 31, 2017, we will be considered a large accelerated filer and therefore will lose our status as an emerging growth company. Based on the current market value of our common stock held by non-affiliates, it is possible that we may become a large accelerated filer as of December 31, 2017.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the unaudited consolidated financial statements.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions; improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary; healthcare spending fluctuations; our clients declining to renew their agreements with us or renewing at lower performance fee levels; inability to develop new clients; delays in implementing our solutions; system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information; our failure to innovate and develop new solutions for our clients; our failure to comply with applicable privacy, security and data laws, regulations and standards; changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide; loss of a large client; consolidation among healthcare payers or retailers; slow development of the healthcare payment accuracy market; negative publicity concerning the healthcare payment industry or patient confidentiality and privacy; significant competition for our solutions; our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how; compliance with current and future regulatory requirements; declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process; our failure to accurately estimate the factors upon which we base our contract pricing; our inability to manage our growth; our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships; our failure to maintain or upgrade our operational platforms; our failure to renew our Medicare Recovery Audit Contractor program contracts or if the terms of the Medicare RAC program contracts are substantially changed; litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements; our inability to expand our retail business; our inability to manage our relationships with information suppliers, software vendors or utility providers; fluctuations in our results of operations; changes in tax rules; risks associated with international operations; our inability to realize the book value of intangible assets; our success in attracting and retaining qualified employees and key personnel; general economic, political and market forces and dislocations beyond our control; risks related to our substantial indebtedness and holding company structure; volatility in bank and capital markets; our status as a controlled company and as an emerging growth company; and provisions in our amended and restated certificate of incorporation.

For the reasons described above, as well as factors identified in “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q and the section of the Annual Report on Form 10-K entitled “Risk Factors,” we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk compared to the quantitative and qualitative disclosure about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2016.

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of March 31, 2017, we had $791.0 million outstanding principal under our long-term debt and $540.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of March 31, 2017, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $7.5 million.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.” In addition, as a newly public company, our management is presently not required to perform an annual assessment of the effectiveness of our internal controls over financial reporting until our second annual report on Form 10-K which is for the year ending December 31, 2017.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

For a discussion of potential risks and uncertainties related to our Company and our business see the information in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit No.	Description of Exhibits
10.1*

First Amendment Agreement, dated as of April 7, 2017, to the Amended and Restated First Lien Credit Agreement dated as of September 28, 2016, by and among Cotiviti Corporation, Cotiviti Domestic Holdings, Inc., Cotiviti Intermediate Holdings, Inc., the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

COTIVITI HOLDINGS, INC.

Date: May 3, 2017	By:	/S/ STEVE SENNEFF
		Name:	Steve Senneff
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)