Form 10-Q
period 2017-06-30
Cotiviti Holdings, Inc.
filed 2017-08-02
CIK 1657197

To wfan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2017 was 92,168,017.

i

Definitions

As used in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this “Quarterly Report on Form 10‑Q” or this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Quarterly Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Quarterly Report.

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

Exchange Act: refers to the United States Securities Exchange Act of 1934, as amended.

FASB: refers to the Financial Accounting Standards Board.

First Lien Credit Facilities: refers to the First Lien Term A Loan in the original principal amount of $250.0 million, the First Lien Term B Loan in the original principal amount of $550.0 million and the $100.0 million Revolver under the Restated Credit Agreement.

First Lien Term A Loan: refers to the first lien term A loan in the original principal amount of $250.0 million under our Restated Credit Agreement.

First Lien Term B Loan: refers to the first lien term B loan in the original principal amount of $550.0 million under our Restated Credit Agreement.

First Lien Term Loan: refers, collectively, to the First Lien Term A Loan and the First Lien Term B Loan under our Restated Credit Agreement.

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

Restated Credit Agreement: refers to the Amended and Restated First Lien Credit Agreement, dated as of September 28, 2016, as amended on April 7, 2017, entered into by our subsidiary Cotiviti Corporation and certain other of our subsidiaries, as borrowers and/or guarantors, the lenders named therein, as lenders, and the agents named therein, pursuant to which the lenders agreed to provide the First Lien Credit Facilities comprising the First Lien Term A Loans in the original principal amount of $250.0 million, the First Lien Term B Loans in the original principal amount of $550.0 million and the $100.0 million Revolver.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,426	$110,635
Restricted cash	8,548	9,103
Accounts receivable, net of allowance for doubtful accounts of $275 and $851 at June 30, 2017 and December 31, 2016, respectively; and net of estimated allowance for refunds and appeals of $32,648 and $41,020 at June 30, 2017 and December 31, 2016, respectively	87,215	67,735
Prepaid expenses and other current assets	29,860	14,957
Total current assets	263,049	202,430
Property and equipment, net	73,928	67,640
Goodwill	1,196,389	1,196,024
Intangible assets, net	502,997	533,305
Other long-term assets	2,415	2,864
TOTAL ASSETS	$2,038,778	$2,002,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$18,000
Customer deposits	8,548	9,103
Accounts payable and accrued other expenses	27,370	23,162
Accrued compensation costs	37,967	58,589
Estimated liability for refunds and appeals	57,635	62,539
Total current liabilities	149,520	171,393
Long-term liabilities:
Long-term debt	757,218	762,202
Other long-term liabilities	5,758	8,799
Deferred tax liabilities	123,178	120,533
Total long-term liabilities	886,154	891,534
Total liabilities	1,035,674	1,062,927
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 92,168,017 and 90,748,740 issued, and 92,168,017 and 90,741,340 outstanding at June 30, 2017 and December 31, 2016, respectively)	92	91
Additional paid-in capital	926,548	911,582
Retained earnings	81,980	33,917
Accumulated other comprehensive loss	(5,516)	(6,156)
Treasury stock, at cost (7,400 shares at December 31, 2016)	—	(98)
Total stockholders' equity	1,003,104	939,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,038,778	$2,002,263

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$167,611	$158,291	$327,744	$301,009
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,870	55,285	115,158	108,746
Other costs of revenue	6,123	5,275	12,809	10,673
Total cost of revenue	64,993	60,560	127,967	119,419
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	25,564	23,176	50,257	42,286
Other selling, general and administrative expenses	15,300	14,945	32,179	30,174
Total selling, general and administrative expenses	40,864	38,121	82,436	72,460
Depreciation and amortization of property and equipment	5,896	4,811	11,471	9,646
Amortization of intangible assets	15,201	15,208	30,400	30,415
Transaction-related expenses	661	653	1,392	893
Total operating expenses	127,615	119,353	253,666	232,833
Operating income	39,996	38,938	74,078	68,176
Other expense (income):
Interest expense	8,538	14,660	16,959	30,720
Loss on extinguishment of debt	3,183	7,068	3,183	7,068
Other non-operating (income) expense	(556)	(359)	(1,009)	(658)
Total other expense (income)	11,165	21,369	19,133	37,130
Income before income taxes	28,831	17,569	54,945	31,046
Income tax expense	7,743	6,676	6,882	12,069
Net income	$21,088	$10,893	$48,063	$18,977
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	452	(645)	509	(671)
Change in fair value of derivative instruments	193	(84)	131	(566)
Total other comprehensive (loss) income	645	(729)	640	(1,237)
Comprehensive income	$21,733	$10,164	$48,703	$17,740

Earnings per share:
Basic	$0.23	$0.13	$0.52	$0.24
Diluted	0.22	0.13	0.51	0.24

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$48,063	$18,977
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,588	(9,797)
Depreciation and amortization	41,871	40,061
Stock-based compensation expense	4,538	4,502
Amortization of debt issuance costs	1,494	2,675
Accretion of asset retirement obligations	98	92
Loss on extinguishment of debt	3,183	7,068
Changes in operating assets and liabilities:
Restricted cash	555	3,176
Accounts receivable	(19,480)	4,182
Other assets	(14,471)	8,937
Customer deposits	(555)	(3,176)
Accrued compensation	(20,622)	(5,127)
Accounts payable and accrued other expenses	(194)	(1,295)
Estimated liability for refunds and appeals	(4,904)	2,799
Other long-term liabilities	372	98
Other	(236)	(598)
Net cash provided by operating activities	42,300	72,574
Cash flows from investing activities:
Expenditures for property and equipment	(16,593)	(14,019)
Other investing activities	—	1,181
Net cash used in investing activities	(16,593)	(12,838)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	226,929
Proceeds from exercise of stock options	10,546	56
Dividends paid	—	(150,000)
Payment of debt issuance costs	(661)	—
Repayment of debt	(9,000)	(240,150)
Net cash provided by (used in) financing activities	885	(163,165)
Effect of foreign exchanges on cash and cash equivalents	199	(233)
Net increase (decrease) in cash and cash equivalents	26,791	(103,662)
Cash and cash equivalents at beginning of period	110,635	149,365
Cash and cash equivalents at end of the period	$137,426	$45,703
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,977	$11,268
Cash paid for interest	14,343	27,795
Noncash investing activities (accrued property and equipment purchases)	9,340	11,779

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of payment accuracy and analytics‑driven solutions that help risk-bearing healthcare organizations and retailers achieve their business objectives. Through a combination of analytics, technology and deep industry experience, our solutions create insights that unlock value from the complex interactions between clients’ and their stakeholders. We work with over 60 healthcare organizations, including more than 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to approximately 35 retail clients, including eight of the ten largest retailers in the United States.

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

Estimated Liability for Refunds and Appeals and Unbilled Receivables

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $57,635 and $62,539 at June 30, 2017 and December 31, 2016, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $32,648 and $41,020 at June 30, 2017 and December 31, 2016, respectively.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables of approximately $57,340 and $51,643 as of June 30, 2017 and December 31, 2016, respectively, are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $5,732 and $6,137 as of June 30, 2017 and December 31, 2016, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Recently Issued Accounting Standards

In April 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which addresses what constitutes a modification when applying the guidance in ASC 718 Compensation- Stock Compensation in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017,  including interim periods within that reporting period. Early adoption is permitted. We are evaluating this new guidance and its impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of the goodwill. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. We have early adopted the provisions of ASU 2017-04 as of April 1, 2017. As the fair values of our reporting units exceed their carrying values, there has been no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and its impact on our consolidated financial statements and related disclosures and expect the adoption of this ASU could impact the disclosure of our cash flows from operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which addresses eight specific cash flow issues in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and its impact on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

under ASU 2014-09 are the full retrospective method, in which case the new guidance would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of the initial application. The guidance is effective for public companies with annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2016, we formed an internal team to evaluate and quantify the potential impact of this new revenue guidance. As of the date of this filing, we have completed our contract review and policy drafting. Based on our review, we believe the timing of revenue recognition will not change from current practice. We are in the process of completing a contract review and evaluating the impact of this new guidance as it relates to the RowdMap, Inc. acquisition as discussed in Note 15. We plan to adopt as of January 1, 2018 using the modified retrospective method. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying and designing such changes to ensure our readiness. We will provide additional information about the impact of this new guidance, including enhanced disclosure requirements, in future filings.

Note 3. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	June 30,	December 31,
	2017	2016
Computer equipment	$43,371	$40,349
Software	60,991	42,614
Furniture and fixtures	8,969	8,652
Leasehold improvements	5,104	4,392
Projects in progress	6,897	12,001
Property and equipment, gross	$125,332	$108,008
Less: accumulated depreciation and amortization	51,404	40,368
Property and equipment, net	$73,928	$67,640

In December 2015, we purchased a perpetual software license, which is included in the software total above. We are paying for this software over a two year period ending in January 2018. As such, there is approximately $3,287 and $3,351 included in accounts payable and accrued other expenses on our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively, and $3,225 included in other long-term liabilities on our Consolidated Balance Sheets as of December 31, 2016.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $5,896 and $4,811 for the three months ended June 30, 2017 and 2016, respectively, and $11,471 and $9,646 for the six months ended June 30, 2017 and 2016, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 4. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
June 30, 2017:
Customer relationships	$640,214	$168,366	$471,848	13.7	years
Acquired software	82,400	55,451	26,949	6.2	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$726,814	$223,817	$502,997	12.8	years
December 31, 2016:
Customer relationships	$640,052	$144,768	$495,284	13.7	years
Acquired software	82,400	48,579	33,821	6.2	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$726,652	$193,347	$533,305	12.8	years

Amortization expense was $15,201 and $15,208 for the three months ended June 30, 2017 and 2016, respectively, and $30,400 and $30,415 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 amortization expense for the next 5 years is expected to be:

Remainder of 2017	$27,434
2018	53,909
2019	53,909
2020	53,909
2021	49,586

Note 5. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,196,389 and $1,196,024 as of June 30, 2017 and December 31, 2016, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the six months ended June 30, 2017 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2016	$1,147,771	$48,253
Foreign currency translation	—	365
June 30, 2017	$1,147,771	$48,618

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. We believe that it is possible that we could be required to pay an additional amount up to approximately $13,000 in excess of the amount we accrued as of June 30, 2017 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change. On September 28, 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient claims currently under appeal beginning December 1, 2016. This second settlement process could result in additional amounts owed to CMS. CMS has not yet provided us with any information and accordingly the amount of any such additional claims cannot presently be determined.

Note 7. Long‑term Debt

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of $3,183 during the three and six months ended June 30, 2017, which consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount.

Long‑term debt for the periods presented was as follows:

	June 30,	December 31,
	2017	2016
First Lien Term A Loan	$240,466	$246,694
First Lien Term B Loan	542,982	544,345
Revolver	—	—
Total debt	783,448	791,039
Less: debt issuance costs	8,230	10,837
Less: current portion	18,000	18,000
Total long-term debt	$757,218	$762,202

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. There is a required financial covenant applicable only to the Revolver and the Term A Loan, pursuant to which we agree not to permit our Secured Leverage Ratio to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of June 30, 2017 and December 31, 2016, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

The Restated Credit Agreement requires mandatory prepayments based upon our leverage ratio at the time payment is required and an annual excess cash flow calculation commencing with the year ended December 31, 2017. The mandatory prepayment is contingently payable in the second quarter of each year based on an annual excess cash flow calculation for the preceding year as defined within the Restated Credit Agreement.

As of June 30, 2017, the aggregate maturities of long‑term debt (excluding any amounts that may become payable with respect to the aforementioned mandatory prepayment provision for annual excess cash flows) for each of the next five years are expected to be $9,000 for the remainder of 2017, $18,000 in 2018, $24,250 in 2019, $30,500 in 2020 and $183,625 in 2021.

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

As of June 30, 2017 and December 31, 2016, we had $540,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive (loss) income until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt and the related derivative contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive (loss) income is recognized in interest expense. We recognized interest expense of $398 and $62 related to interest rate caps during the three months ended June 30, 2017 and 2016, respectively, and $599 and $144 during the six months ended June 30, 2017 and 2016, respectively.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the three and six months ended June 30, 2017 and 2016, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	June 30,	December 31,
	2017	2016
Liability fair value recorded in other long-term liabilities	$1,507	$1,729
Liability fair value recorded in accounts payable and accrued other expenses	1,019	1,065
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,446)	(1,783)

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive (loss) income until the related hedge ultimately settles and interest payments are made on the underlying debt. As of June 30, 2017, we have made payments of $3,301 related to these deferred premiums. We expect to pay an additional $3,093 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended June 30,
	2017	2016

Balance at beginning of period, April 1	$(3,396)	$(3,450)
Reclassifications in earnings, net of tax of $150 and $24, respectively	249	38
Change in fair value of derivative instrument, net of tax of $35 and $184, respectively	(56)	(122)
Balance at end of period, June 30	$(3,203)	$(3,534)

	Six Months Ended June 30,
	2017	2016

Balance at beginning of period, January 1	$(3,334)	$(2,968)
Reclassifications in earnings, net of tax of $225 and $56, respectively	374	88
Change in fair value of derivative instrument, net of tax of $150 and $509, respectively	(243)	(654)
Balance at end of period, June 30	$(3,203)	$(3,534)

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$783,448	$—	$—	$791,039
Interest rate cap agreements	—	2,526	—	—	2,794	—
Total	$—	$2,526	$783,448	$—	$2,794	$791,039

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

Note 10. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax expense	$7,743	$6,676	$6,882	$12,069
Effective income tax rate	26.9%	38.0%	12.5%	38.9%

Our effective income tax rate was 26.9% and 38.0% for the three months ended June 30, 2017 and 2016, respectively.  The decrease in the effective tax rate is primarily due to a $2,619 tax benefit related to stock option exercises during the quarter. Additionally, we realized a tax benefit of $660 related to the filing of amended state tax returns as a result of certain tax planning during the three months ended June 30, 2017.

Our effective income tax rate was 12.5% and 38.9% for the six months ended June 30, 2017 and 2016 respectively. The decrease in the effective tax rate is primarily due to a $13,041 tax benefit related to stock option exercises, a tax benefit of $337 related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service as well as a tax benefit of $660 related to the filing of amended state tax returns as a result of certain tax planning. The decrease in income tax expense during the six months ended June 30, 2017 as compared to 2016 was primarily driven by these same tax benefits.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 11. Stockholders’ Equity

Secondary Offering

On March 7, 2017 we completed a secondary offering of 9,683,000 shares of our common stock by certain of our stockholders, including 1,263,000 shares sold to the underwriters pursuant to their option to purchase additional shares, at an offering price of $36.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of the shares. In connection with this offering, we incurred approximately $600 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017.

Note 12. Earnings per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted solely of equity incentive awards. Our potential common shares consist of the incremental common shares issuable upon the exercise of stock options or vesting of restricted stock units (“RSUs”). The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single class.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$21,088	$10,893	$48,063	$18,977

Weighted average outstanding shares of common stock	92,017,662	82,348,189	91,580,438	79,789,693
Dilutive effect of stock-based awards	3,237,257	764,846	3,510,428	729,249
Adjusted weighted average outstanding and assumed conversions for diluted EPS	95,254,919	83,113,035	95,090,866	80,518,942

Earnings per share:
Basic	$0.23	$0.13	$0.52	$0.24
Diluted	0.22	0.13	0.51	0.24

Employee stock options and RSUs that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Employee stock-based awards	572,623	1,598,231	467,677	1,598,231

The criteria associated with all of our outstanding performance-based stock options as defined in the terms of the applicable award agreements, were satisfied as of September 30, 2016 and, as a result, outstanding performance-based stock options were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2017. Performance-based stock options of 2,788,817 were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2016 as the vesting conditions had not yet been satisfied.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 13. Stock‑Based Compensation

Stock Options

The following is a summary of stock option activity under the Plans:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2016	5,997,372	$10.18	7.30	$145,270
Granted	573,601	34.76		—
Forfeited	(60,017)	14.22		—
Exercised	(1,362,367)	7.09		—
Expired	(2,893)	13.79		—
Outstanding at June 30, 2017	5,145,696	$13.69	7.35	$120,792

Vested, exercisable, expected to vest
at June 30, 2017	5,145,696	$13.69	7.35	$120,792
Exercisable at June 30, 2017	3,010,862	$10.30	6.90	$80,809

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $37.14 as of June 30, 2017 based upon the closing price of our common stock on the NYSE. The total intrinsic value of stock options exercised was $8,409 and $41,891 for the three and six months ended June 30, 2017, respectively, and insignificant for each of the three and six months ended June 30, 2016.

Restricted Stock Units

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Outstanding at December 31, 2016	67,295	$25.88
Granted	271,637	34.96
Forfeited	(7,191)	29.17
Vested and converted to shares	(37,655)	29.96
Outstanding at June 30, 2017	294,086	$33.66
Expected to vest at June 30, 2017	294,086	$33.66

Employee Stock Purchase Plan

We have an ESPP, which became effective January 1, 2017, for US and non-US employees (collectively, “ESPP”), both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in May 2016 and approved by shareholders in May 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and December of each year and shares are purchased at a 10% discount off the closing price on the NYSE on the date of purchase. On June 30,

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

2017, 29,668 shares were purchased at a price of $33.43. Employees must hold the shares purchased for a minimum of 90 days.

Stock Compensation Expense

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
	2017	2016
Expected term (years)	6.25	6.25
Expected volatility	40.00%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.92%	1.35%
Weighted average grant date fair value	$14.60	$9.32

We recorded total stock‑based compensation expense of $2,455 and $3,428 for the three months ended June 30, 2017 and 2016, respectively, and $4,538 and $4,502 for the six months ended June 30, 2017 and 2016, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2016 includes $2,257 related to the accelerated vesting of certain stock options as a result of our IPO. As of June 30, 2017, we had total unrecognized compensation cost related to 2,428,920 unvested stock options and RSUs under the Plans of $24,338 which we expect to recognize over the next 2.7 years.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Our operating segment results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$151,559	$141,043	$291,362	$265,173
Global Retail and Other	16,052	17,248	36,382	35,836
Consolidated net revenue	$167,611	$158,291	$327,744	$301,009
Operating Income
Healthcare	$38,689	$36,713	$69,850	$63,335
Global Retail and Other	1,307	2,225	4,228	4,841
Consolidated operating income	$39,996	$38,938	$74,078	$68,176

Operating segment net revenue by product type for the periods presented was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$86,627	51.7	$80,932	51.1	$164,143	50.1	$146,202	48.6
Prospective claims accuracy	62,020	37.0	56,989	36.0	121,737	37.1	112,399	37.3
Transaction services	2,912	1.7	3,122	2.0	5,482	1.7	6,572	2.2
Total Healthcare	151,559	90.4	141,043	89.1	291,362	88.9	265,173	88.1
Global Retail and Other
Retrospective claims accuracy	15,385	9.2	16,701	10.6	35,059	10.7	34,691	11.5
Other	667	0.4	547	0.3	1,323	0.4	1,145	0.4
Total Global Retail and Other	16,052	9.6	17,248	10.9	36,382	11.1	35,836	11.9
Consolidated net revenue	$167,611	100.0	$158,291	100.0	$327,744	100.0	$301,009	100.0

Note 15. Subsequent Event

Effective July 14, 2017, we completed the acquisition of RowdMap, Inc. (“RowdMap”). Based in Louisville, Kentucky, RowdMap is a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $70,000 in cash, subject to certain adjustments and funded entirely with available liquidity.  We also issued an aggregate of  768,021 shares of restricted common stock to certain employees of RowdMap as a material inducement to their employment with us. Half of these shares are subject to performance-based vesting requirements. The other half are subject to continued employment with us, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. We are in the process of completing the accounting for business combinations and will provide additional disclosures in future filings.

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

Overview

We are a leading provider of analytics-driven payment accuracy solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately $3.3 billion in savings in 2016. We work with over 60 healthcare organizations, including more than 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well CMS. We are also a leading provider of payment accuracy solutions to approximately 35 retail clients, including eight of the ten largest retailers in the United States. We operate in two segments, Healthcare and Global Retail and Other.

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

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States. In 2016, we added four new clients and two cross-sell clients which we believe will drive revenue growth in 2017 and beyond. In the first half of 2017, we added four new clients and two cross-sell clients. The average length of our relationships with our ten largest healthcare clients is over ten years. We have also substantially increased the annual savings captured by our healthcare clients over time. As a result, we believe our revenue is highly recurring and we have strong visibility into future revenue.

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

Factors Affecting Our Results of Operations

Recent Developments – 2017 Highlights

•

We continued to execute on our strategy, increasing volume and expanding the adoption of our solutions within our existing healthcare clients which contributed to healthcare revenue growth of 10% during the six months ended June 30, 2017.

•

Growth in our healthcare business also continues to benefit from the addition of new clients and our successful cross-sell efforts. During the six months ended June 30, 2017, we generated $10.5 million in revenue from eight new clients added within the past year and from an additional four existing clients who have adopted either prospective or retrospective solutions.

•	In March 2017, we began auditing under our two new Medicare RAC contracts awarded in October 2016 and expect to generate approximately 1-2% of total revenue from these contracts in 2017.

•

During the six months ended June 30, 2017, approximately 1.4 million shares of common stock were issued upon the exercise of stock options. The stock option exercises resulted in a $13.0 million tax benefit and an effective tax rate of 12.5% for the six months ended June 30, 2017.

•

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of debt of $3.2 million, during the three months ended June 30, 2017.

•

In July 2017, we completed our acquisition of RowdMap, Inc., a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid $70.0 million in cash, subject to certain adjustments and funded entirely with available liquidity. We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap as a material inducement to their employment with us. Half of these shares are subject to performance-based vesting requirements. The other half are subject to continued employment with us, with one-third vesting on each of the first three anniversaries of the closing of the acquisition.

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

•

Complexity in the Healthcare Industry. We believe reimbursement models will continue to become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. The adoption of the ICD-10 coding framework in October 2015 has resulted in a nearly five times increase of possible diagnosis codes to approximately 68,000, further complicating the claims process. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of claims may also increase, which could impact the demand for our payment accuracy solutions. In addition, lawmakers in Washington, D.C. continue to consider proposals to repeal and replace all or parts of the Affordable Care Act.

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

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to, reset of member liability, timing of conversions and implementations, timing of special projects and timing of inaccurate payments being prevented or recovered as well as the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance. Additionally, we record an estimated liability for refunds and appeals which is subject to managements assumptions. These assumptions may change from time to time and result in adjustments to revenue. Historically, our adjustments of these estimates on a quarterly basis, to reflect actual results or updated expectations, have not been material to our overall business, and have resulted in either a net increase or a net decrease in revenues.

Cost of revenue

Our cost of revenue is comprised of:

•

Compensation, which includes the total compensation and benefit-related expenses, including stock-based compensation expense, for employees who provide direct revenue generating services to clients; and

•

Other costs of revenue, which primarily include expenses related to the use of subcontractors and professional services firms, costs associated with the retrieval of medical records and facilities-related costs associated with locations that are used strictly for revenue generating activities. Cost of revenue does not include depreciation and amortization, which is stated separately in our consolidated statement of comprehensive income.

Selling, general and administrative expenses

Our selling, general and administrative expenses are comprised of:

•

Compensation, which includes total compensation and benefit-related expenses, including stock-based compensation expense, for our employees who are not directly involved in revenue generating activities including those involved with developing new service offerings; and

•

Other selling, general and administrative expenses, which include all of our general operating costs. These costs include, but are not limited to, rent and occupancy costs for facilities associated with locations that are used for employees not serving in revenue generating roles, telecommunications costs, information technology infrastructure costs, software licensing costs, advertising and marketing expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. Selling, general and administrative expenses do not include depreciation and amortization, which is stated separately in our consolidated statement of comprehensive income.

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

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with our IPO and other offerings as well as certain expenses associated with corporate development activity, including our acquisition of RowdMap, Inc.

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loan and the 2016 early repayment of a portion of our long-term debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenue	$494	$296	$960	$585
Selling, general and administrative expenses	1,961	3,132	3,578	3,917
Total	$2,455	$3,428	$4,538	$4,502

As of June 30, 2017, we had total unrecognized stock-based compensation expense related to unvested stock options and RSUs of $24.3 million, which we expect to recognize over the next 2.7 years. Stock-based compensation expense included in selling, general and administrative expenses for the three and six months ended June 30, 2016 includes $2.3 million related to the accelerated vesting of certain stock options as a result of our IPO.

Foreign currency translation adjustments

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive (loss) income. We had upward foreign currency translation adjustments of $0.5 million for the three months ended June 30, 2017 compared to downward foreign currency translation adjustments of $0.6 million for the three months ended June 30, 2016. We had upward foreign currency translation adjustments of $0.5 million for the six months ended June 30, 2017 and downward foreign currency translation adjustments of $0.7 million for the six months ended June 30, 2016. The translation adjustments were the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had a upward net change in fair value of derivative instruments, net of related taxes, of approximately $0.2 million and a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.1 million for the three months ended June 30, 2017 and 2016, respectively. We had a upward net change in fair value of derivative instruments, net of related taxes, of approximately $0.1 million and a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The changes were the result of fluctuations in three-month LIBOR.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA (a non-GAAP measure) is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income before depreciation and amortization, interest expense, other non-operating (income) expense such as foreign currency translation, income tax expense, transaction-related expenses and other and stock-based compensation. See the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is consistent with the definition of a similar measure in our First Lien Credit Facilities.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands)	(unaudited)		(unaudited)
Net income	$21,088	$10,893	$48,063	$18,977
Depreciation and amortization	21,097	20,019	41,871	40,061
Interest expense	8,538	14,660	16,959	30,720
Other non-operating (income) expense(a)	(556)	(359)	(1,009)	(658)
Income tax expense	7,743	6,676	6,882	12,069
Transaction-related expenses and other(b)	661	653	1,392	893
Stock-based compensation(c)	2,455	3,428	4,538	4,502
Loss on extinguishment of debt(d)	3,183	7,068	3,183	7,068
Adjusted EBITDA	$64,209	$63,038	$121,879	$113,632

(a)	Represents other non‑operating (income) expense that consists primarily of gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)

Represents transaction‑related expenses that consist primarily of certain expenses associated with our secondary offering and our IPO and other offering costs in 2016 as well as certain corporate development activity, including the acquisition of RowdMap.

(c)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation. We recognize the related expense for these awards ratably over the vesting period.

(d)

Represents loss on extinguishment of debt that consists primarily of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the repricing of our First Lien Term B Loan in 2017 and the early repayment of a portion of our long-term debt in 2016.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $8.2 million as of June 30, 2017.

In June 2016, we repaid $223.0 million in outstanding principal under our then outstanding second lien credit facility using proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the second lien credit facility. As a result of these repayments, we recognized a loss on extinguishment of debt totaling $7.1 million during the three months ended June 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

In September 2016, we completed a refinancing of our then existing first and second lien credit facilities and entered into the Restated Credit Agreement, which provides for the First Lien Credit Facilities consisting of a (a) Term Loan A in the amount of $250.0 million, (b) Term Loan B in the amount of $550.0 million and (c) Revolver in the amount of up to $100.0 million, reducing our total debt principal outstanding by $22.7 million and reducing the interest rates. As a result of this refinancing, we recognized a loss on extinguishment of debt of $9.3 million during the three months ended September 30, 2016, primarily related to the payment of certain fees and the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount related to indebtedness that was repaid to certain lenders.

In April 2017, we entered into the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for lower applicable interest rates associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of $3.2 million during the three months ended June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$151,559	$141,043	$291,362	$265,173
Global Retail and Other	16,052	17,248	36,382	35,836
Consolidated net revenue	$167,611	$158,291	$327,744	$301,009
Operating Income
Healthcare	$38,689	$36,713	$69,850	$63,335
Global Retail and Other	1,307	2,225	4,228	4,841
Consolidated operating income	$39,996	$38,938	$74,078	$68,176

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$86,627	51.7	$80,932	51.1	$164,143	50.1	$146,202	48.6
Prospective claims accuracy	62,020	37.0	56,989	36.0	121,737	37.1	112,399	37.3
Transaction services	2,912	1.7	3,122	2.0	5,482	1.7	6,572	2.2
Total Healthcare	151,559	90.4	141,043	89.1	291,362	88.9	265,173	88.1
Global Retail and Other
Retrospective claims accuracy	15,385	9.2	16,701	10.6	35,059	10.7	34,691	11.5
Other	667	0.4	547	0.3	1,323	0.4	1,145	0.4
Total Global Retail and Other	16,052	9.6	17,248	10.9	36,382	11.1	35,836	11.9
Consolidated net revenue	$167,611	100.0	$158,291	100.0	$327,744	100.0	$301,009	100.0

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$167,611	100.0	$158,291	100.0	5.9
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,870	35.1	55,285	34.9	6.5
Other costs of revenue	6,123	3.7	5,275	3.3	16.1
Total cost of revenue	64,993	38.8	60,560	38.3	7.3
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	25,564	15.3	23,176	14.6	10.3
Other selling, general and administrative expenses	15,300	9.1	14,945	9.4	2.4
Total selling, general and administrative expenses	40,864	24.4	38,121	24.1	7.2
Depreciation and amortization of property and equipment	5,896	3.5	4,811	3.0	22.6
Amortization of intangible assets	15,201	9.1	15,208	9.5	(0.0)
Transaction-related expenses	661	0.4	653	0.4	1.2
Total operating expenses	127,615	76.1	119,353	75.4	6.9
Operating income	39,996	23.9	38,938	24.6	2.7
Other expense (income):
Interest expense	8,538	5.1	14,660	9.3	(41.8)
Loss on extinguishment of debt	3,183	1.9	7,068	4.5	(55.0)
Other non-operating (income) expense	(556)	(0.3)	(359)	(0.2)	54.8
Total other expense (income)	11,165	6.7	21,369	13.5	(47.8)
Income before income taxes	28,831	17.2	17,569	11.1	64.1
Income tax expense	7,743	4.6	6,676	4.2	16.0
Net income	$21,088	12.6	$10,893	6.9	93.6

Net revenue

Net revenue was $167.6 million for the three months ended June 30, 2017 as compared to $158.3 million for the three months ended June 30, 2016. The increase of $9.3 million was the result of increased Healthcare segment revenue of $10.6 million and decreased Global Retail and Other segment revenue of $1.1 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $58.9 million for the three months ended June 30, 2017 as compared to $55.3 million for the three months ended June 30, 2016. The increase of $3.6 million was primarily the result of approximately $2.8 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $0.6 million due to rising healthcare coverage costs and an increase in the number of our employees. Stock-based compensation increased by approximately $0.2 million due to additional equity incentive awards.

Other costs of revenue were $6.1 million for the three months ended June 30, 2017 as compared to $5.3 million for the three months ended June 30, 2016. The increase of $0.8 million was primarily the result of an increase of approximately $0.4 million in personnel-related costs due to an increase in the number of employees. Professional and consulting fees increased $0.3 million as we have leveraged external resources and expertise. Rent and occupancy increased approximately $0.1 million as a result of new and expanded locations.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $25.6 million for the three months ended June 30, 2017 as compared to $23.2 million for the three months ended June 30, 2016. The increase of $2.4 million was primarily related to a $3.2 million increase in compensation related expenses due to an increase in the number of employees to support our growing operations, particularly as we continue to invest in technology, analytics and go-to-market. Employee benefit costs increased approximately $0.4 million due to rising healthcare coverage costs and the increase in number of employees. The increase was partially offset by a $1.2 million decrease in stock-based compensation due to accelerated vesting of certain stock options during the second quarter of 2016 as a result of the IPO as well as additional stock option grants.

Other selling, general and administrative expenses were $15.3 million for the three months ended June 30, 2017 as compared to $14.9 million for the three months ended June 30, 2016. The increase of $0.4 million was primarily due to an increase of $0.6 million in IT infrastructure and telecommunications. Professional and consulting fees increased $0.5 million as we have leveraged external resources and expertise. The increase was partially offset by a $0.7 million decrease in certain variable costs.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $5.9 million for the three months ended June 30, 2017 as compared to $4.8 million for the three months ended June 30, 2016. The increase of $1.1 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $15.2 million for each of the three months ended June 30, 2017 and 2016 as there have been no changes in our intangible assets.

Transaction-related expenses

Transaction-related expenses were $0.7 million for the three months ended June 30, 2017 primarily related to expenses incurred in connection with our secondary offering as well as certain expenses related to corporate development activity, including the acquisition of RowdMap. Transaction-related expenses were $0.7 million for the three months ended June 30, 2016 primarily related to expenses incurred in connection with our IPO.

Interest expense

Interest expense was $8.5 million for the three months ended June 30, 2017 as compared to $14.7 million for the three months ended June 30, 2016. The decrease of $6.2 million was primarily due to the significant decline in outstanding principal over the past year in connection with the use of our IPO proceeds and the September 2016 refinancing, which resulted in a $2.6 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing and the April 2017 repricing of our First Lien Term B Loan resulted in a $4.0 million decrease in interest expense.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the three months ended June 30, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the repricing of our First Lien Term B Loan. Loss on extinguishment of debt was $7.1 million for the three months ended June 30, 2016 related to the payment on our outstanding borrowings under our Second Lien Credit Facility.

Other non-operating income

We had other non-operating income of $0.6 million for the three months ended June 30, 2017 as compared to $0.4 million for the three months ended June 30, 2016. The increase of $0.2 million was primarily the result of additional interest income as a result of our growing cash balance.

Income tax expense

We had total income tax expense of $7.7 million for the three months ended June 30, 2017 as compared to $6.7 million for the three months ended June 30, 2016. The increase of $1.0 million was primarily the result of an increase in pre-tax book income for the three months ended June 30, 2017. The effective tax rate for the three months ended June  30, 2017 was 26.9% compared to 38.0% for the three months ended June  30, 2016. The decrease in the effective tax rate is primarily due to a $2.6 million tax benefit related to stock option exercises, as well as a $0.7 million tax benefit related to the filing of amended state tax returns as a result of certain tax planning. Excluding the impact of discrete items, our effective income tax rate was 37.7% for the three months ended June 30, 2017.

Segment net revenue and operating income

Healthcare segment net revenue was $151.6 million for the three months ended June 30, 2017 as compared to $141.0 million for the three months ended June 30, 2016. The increase of $10.6 million was primarily the result of a net increase of $3.3 million due to increased penetration and extended scope of services provided to our existing client base and a $7.3 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $16.1 million for the three months ended June 30, 2017 as compared to $17.2 million for the three months ended June 30, 2016. The decrease of $1.1 million was primarily the result of the timing, nature and size of the claims reviewed.

Healthcare segment operating income was $38.7 million for the three months ended June 30, 2017 as compared to $36.7 million for the three months ended June 30, 2016. The increase in operating income of $2.0 million was the result of an increase in net revenue noted above. This was partially offset by an increase in compensation expense of $7.0 million related to an increase in the number of employees in our growing Healthcare segment. Our ongoing investment in strategic initiatives contributed an additional $0.6 million in expense primarily related to an increase in IT infrastructure costs. Rent and occupancy related costs increased $0.3 million as a result of new and expanded locations. Personnel-related expenses increased $0.3 million due to the increase in number of employees. Professional and consulting fees increased $0.3 million as we have leveraged external resources and expertise. Depreciation and amortization expenses increased $1.2 million due to our continued investments in capital expenditures. These increases in expenses were partially offset by a $0.9 million decrease in stock-based compensation expense due to accelerated vesting of certain stock options during the second quarter of 2016 as a result of the IPO as well as additional stock option grants and a $0.3 million decrease in certain variable costs.

Global Retail and Other segment operating income was $1.3 million for the three months ended June 30, 2017 as compared to $2.2 million for the three months ended June 30, 2016. The decrease in operating income of $0.9 million was the result of a decrease in net revenue noted above and a $0.2 million increase in personnel-related expenses due to an increase in number of employees. This increase in expenses was partially offset by a $0.4 million decrease in the allocation of selling, general and administrative expenses as a result of the reduction in the segments proportionate share of the business.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$327,744	100.0	$301,009	100.0	8.9
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	115,158	35.0	108,746	36.1	5.9
Other costs of revenue	12,809	3.9	10,673	3.5	20.0
Total cost of revenue	127,967	39.0	119,419	39.7	7.2
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	50,257	15.3	42,286	14.0	18.9
Other selling, general and administrative expenses	32,179	9.9	30,174	10.0	6.6
Total selling, general and administrative expenses	82,436	25.2	72,460	24.1	13.8
Depreciation and amortization of property and equipment	11,471	3.5	9,646	3.2	18.9
Amortization of intangible assets	30,400	9.3	30,415	10.1	(0.0)
Transaction-related expenses	1,392	0.4	893	0.3	55.9
Total operating expenses	253,666	77.4	232,833	77.4	8.9
Operating income	74,078	22.6	68,176	22.6	8.7
Other expense (income):
Interest expense	16,959	5.2	30,720	10.2	(44.8)
Loss on extinguishment of debt	3,183	1.0	7,068	2.3	(55.0)
Other non-operating (income) expense	(1,009)	(0.3)	(658)	(0.2)	53.3
Total other expense (income)	19,133	5.8	37,130	12.3	(48.5)
Income before income taxes	54,945	16.8	31,046	10.3	77.0
Income tax expense	6,882	2.1	12,069	4.0	(43.0)
Net income	$48,063	14.7	$18,977	6.3	153.3

Net revenue

Net revenue was $327.7 million for the six months ended June 30, 2017 as compared to $301.0 million for the six months ended June 30, 2016. The increase of $26.7 million was the result of increased Healthcare segment revenue of $26.2 million and increased Global Retail and Other segment revenue of $0.6 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $115.2 million for the six months ended June 30, 2017 as compared to $108.7 million for the six months ended June 30, 2016. The increase of $6.5 million was primarily the result of approximately $4.8 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $1.3 million due to rising healthcare coverage costs and the increase in the number of our employees. Stock-based compensation increased by approximately $0.4 million due to additional equity incentive awards.

Other costs of revenue were $12.8 million for the six months ended June 30, 2017 as compared to $10.7 million for the six months ended June 30, 2016. The increase of $2.1 million was primarily the result of an increase of approximately $0.9 million in professional and consulting fees as we have leveraged external resources and expertise. Personnel-related costs increased approximately $0.8 million due to an increase in the number of employees. Rent and occupancy increased approximately $0.4 million as a result of new and expanded locations.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $50.3 million for the six months ended June 30, 2017 as compared to $42.3 million for the six months ended June 30, 2016. The increase of $8.0 million was primarily related to a $7.8 million increase in compensation related expenses due to an increase in the number of employees to support our growing operations, particularly as we continue to invest in technology, analytics and go-to-market. Employee benefit costs increased approximately $0.5 million due to rising healthcare coverage costs and the increase in number of employees. This was partially offset by a decrease in stock-based compensation of $0.3 million due to accelerated vesting of certain stock options during the second quarter of 2016 as a result of the IPO as well as additional stock option grants.

Other selling, general and administrative expenses were $32.2 million for the six months ended June 30, 2017 as compared to $30.2 million for the six months ended June 30, 2016. The increase of $2.0 million was primarily due to an increase of $1.7 million in IT infrastructure and telecommunications. Personnel-related expenses increased approximately $0.8 million due to an increased number of employees. Professional and consulting fees increased $0.2 million as we have leveraged external resources and expertise. The increase was partially offset by a $0.7 million decrease in certain variable costs.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $11.5 million for the six months ended June 30, 2017 as compared to $9.6 million for the six months ended June 30, 2016. The increase of $1.9 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $30.4 million for each of the six months ended June 30, 2017 and 2016 as there have been no changes in our intangible assets.

Transaction-related expenses

Transaction-related expenses were $1.4 million for the six months ended June 30, 2017 primarily related to expenses incurred in connection with our secondary offering as well as certain expenses related to corporate development activity, including the acquisition of RowdMap. Transaction-related expenses were $0.9 million for the six months ended June 30, 2016 primarily related to expenses incurred in connection with our IPO.

Interest expense

Interest expense was $17.0 million for the six months ended June 30, 2017 as compared to $30.7 million for the six months ended June 30, 2016. The decrease of $13.7 million was primarily due to the significant decline in outstanding principal over the past year in connection with the use of our IPO proceeds and the September 2016 refinancing, which resulted in a  $6.2 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing and the April 2017 repricing of our First Lien Term B Loan resulted in an  $8.2 million decrease in interest expense.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the six months ended June 30, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the repricing of our First Lien Term B Loan. Loss on extinguishment of debt was $7.1 million for the six months ended June 30, 2016 related to the payment on our outstanding borrowings under our Second Lien Credit Facility.

Other non-operating income

We had other non-operating income of $1.0 million for the six months ended June 30, 2017 as compared to $0.7 million for the six months ended June 30, 2016. The increase of $0.3 million was primarily the result of foreign exchange gains related to our operations in India.

Income tax expense

We had total income tax expense of $6.9 million for the six months ended June 30, 2017 as compared to $12.1 million for the six months ended June 30, 2016. The decrease of $5.2 million was primarily the result of a $13.0 million tax benefit relating to stock option exercises, a tax benefit of $0.3 million related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service as well as a tax benefit of $0.7 million related to the filing of amended state tax returns as a result of certain tax planning during the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2017 was 12.5% compared to 38.9% for the six months ended June 30, 2016. The decrease in the effective tax rate is primarily due to these same tax benefits. Excluding the impact of discrete items, our effective income tax rate was 38.1% for the six months ended June 30, 2017.

Segment net revenue and operating income

Healthcare segment net revenue was $291.4 million for the six months ended June 30, 2017 as compared to $265.2 million for the six months ended June 30, 2016. The increase of $26.2 million was primarily the result of a net increase of $15.7 million due to increased penetration and extended scope of services provided to our existing client base and a $10.5 million increase due to the addition of new clients and the success of our cross-sell efforts.

Global Retail and Other segment net revenue was $36.4 million for the six months ended June 30, 2017 as compared to $35.8 million for the six months ended June 30, 2016. The increase of $0.6 million was primarily the result of the timing, nature and size of the claims reviewed.

Healthcare segment operating income was $69.9 million for the six months ended June 30, 2017 as compared to $63.3 million for the six months ended June 30, 2016. The increase in operating income of $6.6 million was the result of an increase in net revenue noted above. This was partially offset by an increase in compensation expense of $13.4 million related to an increase in the number of employees in our growing Healthcare segment. Our ongoing investment in strategic initiatives contributed an additional $1.5 million in expense primarily related to an increase in IT infrastructure costs. Rent and occupancy related costs increased $0.6 million as a result of new and expanded locations. Depreciation and amortization expenses increased by $1.9 million due to our continued investments in capital expenditures. Personnel-related expenses increased $1.3 million due to an increase in the number of employees. Transaction-related expenses increased $0.5 million primarily related to our secondary offering and the acquisition of RowdMap. Additionally, professional and consulting fees increased $0.4 million as we have leveraged external resources and expertise.

Global Retail and Other segment operating income was $4.2 million for the six months ended June 30, 2017 as compared to $4.8 million for the six months ended June 30, 2016. The decrease in operating income of $0.6 million was the result of an increase of $0.9 million in compensation related expenses. Our ongoing investment in strategic initiatives contributed an additional $0.1 million in IT infrastructure costs. Additionally, certain variable costs increased approximately $0.2 million. This was partially offset by the increase in net revenue noted above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our credit facilities. As of June 30, 2017, we had cash and cash equivalents of $137.4 million and availability under the Revolver of $99.5 million. Our total debt principal outstanding was $786.5 million as of June 30, 2017.

In April 2017, we successfully repriced our First Lien Term B Loan, reducing the interest rate by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $16.6 million and $14.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform. We do not expect our capital expenditures to continue to increase. However, our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities.

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

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Net cash provided by operating activities	$42,300	$72,574
Net cash used in investing activities	(16,593)	(12,838)
Net cash provided by (used in) financing activities	885	(163,165)

Operating Activities

Net cash provided by operating activities was $42.3 million and $72.6 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily was due to a $38.6 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $68.9 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $101.6 million for the six months ended June 30, 2017 as compared to $63.0 million for the six months ended June 30, 2016. The increase was primarily due to the growth in our Healthcare operations and the reduction in interest expense.

The effect of changes in operating assets and liabilities was a decrease of $59.3 million for the six months ended June 30, 2017 compared to an increase of $9.6 million for the six months ended June 30, 2016. The most significant drivers contributing to this decrease relate to the following:

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, increased $19.5 million during the six months ended June 30, 2017 as compared to a decrease of $4.2 million during the six months ended June 30, 2016;

•

Changes in accrued compensation primarily driven by timing of payments and an increase in the number of employees. Accrued compensation decreased $20.6 million during the six months ended June 30, 2017 as compared to a decrease of $5.1 million during the six months ended June 30, 2016; and

•

Timing of income tax payments including the impact of approximately $12.1 million prepaid toward our 2017 tax liabilities as of June 30, 2017. This compares to lower tax payments during the six months ended June 30, 2016 due to the application of approximately $10.0 million in payments made during the year ended December 31, 2015 toward our 2016 tax liabilities.

Investing Activities

Net cash used in investing activities was $16.6 million and $12.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in investing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was due to an increase in capital expenditures due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2017 compared to net cash used of $163.2 million for the six months ended June 30, 2016. The increase in cash provided by financing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to $10.5 million in proceeds from the exercise of stock options, partially offset by scheduled debt principal payments of $9.0 million during the six months ended June 30, 2017 as compared to $4.0 million during the six months ended June 30, 2016. Additionally, the use of cash during the six months ended June 30, 2016 was driven by the payment of a special cash dividend of $150.0 million and the repayment of $236.1 million of outstanding borrowings under our Second Lien Credit Facility was partially offset by net cash proceeds from our IPO of $226.9 million.

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

At the end of our second fiscal quarter ending on June 30, 2017, our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates was over the $700 million threshold. As such, as of December 31, 2017, we will be considered a large accelerated filer and therefore will lose our status as an emerging growth company.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions; improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary; healthcare spending fluctuations; our clients declining to renew their agreements with us or renewing at lower performance fee levels; inability to develop new clients; delays in implementing our solutions; system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information; our failure to innovate and develop new solutions for our clients; our failure to comply with applicable privacy, security and data laws, regulations and standards; changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide; loss of a large client; consolidation among healthcare payers or retailers; slow development of the healthcare payment accuracy market; negative publicity concerning the healthcare payment industry or patient confidentiality and privacy; significant competition for our solutions; our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how; compliance with current and future regulatory requirements; declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process; our failure to accurately estimate the factors upon which we base our contract pricing; our inability to manage our growth; our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships including our acquisition of RowdMap; our failure to maintain or upgrade our operational platforms; our failure to renew our Medicare Recovery Audit Contractor program contracts or if the terms of the Medicare RAC program contracts are substantially changed; litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements; our inability to expand our retail business; our inability to manage our relationships with information suppliers, software vendors or utility providers; fluctuations in our results of operations; changes in tax rules; risks associated with international operations; our inability to realize the book value of intangible assets; our success in attracting and retaining qualified employees and key personnel; general economic, political and market forces and dislocations beyond our control; risks related to our substantial indebtedness and holding company structure; volatility in bank and capital markets; our status as a controlled company and as an emerging growth company; and provisions in our amended and restated certificate of incorporation.

For the reasons described above, as well as factors identified in the section of the Annual Report on Form 10-K entitled “Risk Factors,” we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk compared to the quantitative and qualitative disclosure about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2016.

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of June 30, 2017, we had $786.5 million outstanding principal under our long-term debt and $540.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of June 30, 2017, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of approximately $7.5 million.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

An audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements has not been required through June 30, 2017. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting for our Annual Report on Form 10-K for the year ended December 31, 2017 as we will no longer be an “emerging growth company.” In addition, as a newly public company, our management will be required to perform an annual assessment of the effectiveness of our internal controls over financial reporting in our second Annual Report on Form 10-K which is for the year ending December 31, 2017.

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

COTIVITI HOLDINGS, INC.

Date: August 2, 2017	By:	/S/ STEVE SENNEFF
		Name:	Steve Senneff
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)