Form 10-Q
period 2017-09-30
Cotiviti Holdings, Inc.
filed 2017-11-01
CIK 1657197

To wfan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2017 was 92,368,654.

i

Definitions

As used in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this “Quarterly Report on Form 10‑Q” or this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Quarterly Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Quarterly Report.

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

EPS: refers to earnings per share.

ESPP: refers to Employee Stock Purchase Plan

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

RowdMap Acquisition: refers to the July 2017 acquisition of RowdMap, Inc.

RSUs: refers to restricted stock units.

Sarbanes-Oxley Act: refers to the United States Sarbanes-Oxley Act of 2002.

SEC: refers to the United States Securities and Exchange Commission.

Securities Act: refers to the United States Securities Exchange Act of 1933, as amended.

SG&A: refers to selling, general and administrative.

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,008	$110,635
Restricted cash	8,438	9,103
Accounts receivable, net of allowance for doubtful accounts of $113 and $851 at September 30, 2017 and December 31, 2016, respectively; and net of estimated allowance for refunds and appeals of $30,996 and $41,020 at September 30, 2017 and December 31, 2016, respectively	83,462	67,735
Prepaid expenses and other current assets	16,985	14,957
Total current assets	231,893	202,430
Property and equipment, net	78,414	67,640
Goodwill	1,251,325	1,196,024
Intangible assets, net	507,823	533,305
Other long-term assets	2,770	2,864
TOTAL ASSETS	$2,072,225	$2,002,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$18,000
Customer deposits	8,438	9,103
Accounts payable and accrued other expenses	36,410	23,162
Accrued compensation costs	40,123	58,589
Estimated liability for refunds and appeals	57,971	62,539
Total current liabilities	160,942	171,393
Long-term liabilities:
Long-term debt	753,592	762,202
Other long-term liabilities	5,656	8,799
Deferred tax liabilities	121,169	120,533
Total long-term liabilities	880,417	891,534
Total liabilities	1,041,359	1,062,927
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 92,368,654 and 90,748,740 issued, and 92,368,654 and 90,741,340 outstanding at September 30, 2017 and December 31, 2016, respectively)	92	91
Additional paid-in capital	934,104	911,582
Retained earnings	101,452	33,917
Accumulated other comprehensive loss	(4,782)	(6,156)
Treasury stock, at cost (7,400 shares at December 31, 2016)	—	(98)
Total stockholders' equity	1,030,866	939,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,072,225	$2,002,263

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$174,188	$156,241	$501,932	$457,250
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,405	58,517	173,563	167,263
Other costs of revenue	6,676	6,658	19,485	17,331
Total cost of revenue	65,081	65,175	193,048	184,594
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	29,162	32,496	79,419	74,782
Other selling, general and administrative expenses	17,313	13,978	49,492	44,152
Total selling, general and administrative expenses	46,475	46,474	128,911	118,934
Depreciation and amortization of property and equipment	6,070	5,218	17,541	14,864
Amortization of intangible assets	14,747	15,203	45,147	45,618
Transaction-related expenses	773	16	2,165	909
Total operating expenses	133,146	132,086	386,812	364,919
Operating income	41,042	24,155	115,120	92,331
Other expense (income):
Interest expense	9,101	9,625	26,060	40,345
Loss on extinguishment of debt	—	9,349	3,183	16,417
Other non-operating (income) expense	(449)	(113)	(1,458)	(771)
Total other expense (income)	8,652	18,861	27,785	55,991
Income before income taxes	32,390	5,294	87,335	36,340
Income tax expense	12,918	711	19,800	12,780
Net income	$19,472	$4,583	$67,535	$23,560
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	433	14	942	(657)
Change in fair value of derivative instruments	301	(49)	432	(615)
Total other comprehensive income (loss)	734	(35)	1,374	(1,272)
Comprehensive income	$20,206	$4,548	$68,909	$22,288

Earnings per share:
Basic	$0.21	$0.05	$0.74	$0.28
Diluted	0.20	0.05	0.71	0.27

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$67,535	$23,560
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,277)	(8,682)
Depreciation and amortization	62,688	60,482
Stock-based compensation expense	10,290	21,544
Amortization of debt issuance costs	2,367	3,618
Accretion of asset retirement obligations	146	138
Loss on extinguishment of debt	3,183	16,417
Changes in operating assets and liabilities:
Restricted cash	665	539
Accounts receivable	(13,201)	(4,489)
Other assets	(730)	(1,141)
Customer deposits	(665)	(539)
Accrued compensation	(18,673)	(1,382)
Accounts payable and accrued other expenses	1,144	(4,352)
Estimated liability for refunds and appeals	(4,568)	2,821
Other long-term liabilities	337	146
Other	(78)	(335)
Net cash provided by operating activities	107,163	108,345
Cash flows from investing activities:
Expenditures for property and equipment	(23,610)	(22,578)
Business combinations, net of cash acquired	(69,731)	—
Other investing activities	—	1,181
Net cash used in investing activities	(93,341)	(21,397)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	226,963
Proceeds from exercise of stock options	12,349	56
Proceeds from issuance of debt	—	800,000
Dividends paid	—	(150,000)
Payment of debt issuance costs	(661)	(6,327)
Repayment of debt	(13,500)	(1,062,850)
Net cash used in financing activities	(1,812)	(192,158)
Effect of foreign exchanges on cash and cash equivalents	363	(385)
Net increase (decrease) in cash and cash equivalents	12,373	(105,595)
Cash and cash equivalents at beginning of period	110,635	149,365
Cash and cash equivalents at end of the period	$123,008	$43,770
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,357	$24,377
Cash paid for interest	22,161	35,927
Noncash investing activities (accrued property and equipment purchases)	12,611	12,000
Noncash investing activities (business combinations)	286	—
Noncash financing activities (accrued debt issuance costs)	—	979

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of payment accuracy and analytics‑driven solutions that help risk-bearing healthcare organizations and retailers achieve their business objectives. Through a combination of analytics, technology and deep industry experience, our solutions create insights that unlock value from the complex interactions between clients and their stakeholders. We work with over 60 healthcare organizations, including more than 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to approximately 35 retail clients, including eight of the ten largest retailers in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimated Liability for Refunds and Appeals and Unbilled Receivables

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $57,971 and $62,539 at September 30, 2017 and December 31, 2016, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $30,996 and $41,020 at September 30, 2017 and December 31, 2016, respectively.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables of approximately $54,138 and $51,643 as of September 30, 2017 and December 31, 2016, respectively, are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $5,457 and $6,137 as of September 30, 2017 and December 31, 2016, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which simplifies the application of hedge accounting guidance and improves financial reporting of hedging relationships. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

In April 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which addresses what constitutes a modification when applying the guidance in ASC 718 Compensation- Stock Compensation in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017,  including interim periods within that reporting period. Early adoption is permitted. We are evaluating this guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which addresses eight specific cash flow issues in order to reduce diversity in practice. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are evaluating this guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which changes the current financial instruments model primarily impacting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are evaluating this guidance and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

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

In 2016, we formed an internal team to evaluate and quantify the potential impact of this new revenue guidance. As of the date of this filing, we have completed our contract review and policy drafting. Based on our review, we believe the timing of revenue recognition will not change from current practice. We are in the process of completing a contract review and evaluating the impact of this new guidance as it relates to the RowdMap Acquisition as discussed in Note 3. We plan to adopt as of January 1, 2018 using the modified retrospective method. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying and designing such changes to ensure our readiness. We will provide additional information about the impact of this new guidance, including enhanced disclosure requirements, in future filings.

Note 3. Acquisition

On July 14, 2017, we acquired all of the outstanding equity of RowdMap, Inc. (“RowdMap”). Based in Louisville, Kentucky, RowdMap is a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $74,000 in cash, subject to certain adjustments and funded entirely with available liquidity.  We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares are subject to continued employment and performance-based vesting requirements. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. We will record stock-based compensation expense related to this restricted stock ratably over the vesting period or to the extent it is probable the performance criteria will be achieved. This stock-based compensation expense will not be deductible for income tax purposes.

As part of the RowdMap Acquisition, we allocated the purchase price to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill.

Goodwill represents the value of acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets. We believe these specialized processes and procedures will enhance our long history of innovation and help expand our solution offerings. We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We based the estimated cash flows on our projections of future revenue, operating expenses,

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

July 14, 2017
Cash	$4,107
Accounts receivable	2,526
Prepaid expenses and other assets	1,212
Other long-term assets	12
Property and equipment	263
Intangible assets	19,510
Total identifiable assets acquired	27,630
Accounts payable and accrued liabilities	4,491
Deferred tax liabilities	3,688
Total liabilities assumed	8,179
Net identifiable assets acquired	19,451
Goodwill	54,673
Net assets acquired	$74,124

The $19,510 of acquired intangible assets include acquired software of $6,310  (5 year useful life) and customer relationships of $13,200  (5 year useful life).

For federal income tax purposes, the RowdMap Acquisition was treated as a stock acquisition. The goodwill and the intangible assets recognized are not deductible for income tax purposes.

In connection with the RowdMap Acquisition, a preliminary liability of $1,068 was recorded in accounts payable and accrued other expenses on the Consolidated Balance Sheets as of September 30, 2017, for payments due to the former stockholders of RowdMap, some of whom are now our employees.

We recorded approximately $700 of transaction costs primarily related to professional services associated with the acquisition as transaction-related expenses within our Consolidated Statements of Comprehensive Income (Loss) during the three and nine months ended September 30, 2017.

The acquisition was not significant to our consolidated financial statements, therefore, pro forma results of operations related to this business acquisition have not been presented. The financial results of RowdMap have been included in our consolidated financial statements since the date of the acquisition.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 4. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	September 30,	December 31,
	2017	2016
Computer equipment	$48,522	$40,349
Software	65,416	42,614
Furniture and fixtures	9,156	8,652
Leasehold improvements	5,255	4,392
Projects in progress	7,655	12,001
Property and equipment, gross	$136,004	$108,008
Less: accumulated depreciation and amortization	57,590	40,368
Property and equipment, net	$78,414	$67,640

In December 2015, we purchased a perpetual software license, which is included in the software total above. We are paying for this software over a two year period ending in January 2018. As such, there is approximately $3,319 and $3,351 included in accounts payable and accrued other expenses on our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively, and $3,225 included in other long-term liabilities on our Consolidated Balance Sheets as of December 31, 2016.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $6,070 and $5,218 for the three months ended September 30, 2017 and 2016, respectively, and $17,541 and $14,864 for the nine months ended September 30, 2017 and 2016, respectively.

Note 5. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
September 30, 2017:
Customer relationships	$653,531	$180,721	$472,810	13.5	years
Acquired software	88,710	57,897	30,813	6.1	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$746,441	$238,618	$507,823	12.6	years
December 31, 2016:
Customer relationships	$640,052	$144,768	$495,284	13.7	years
Acquired software	82,400	48,579	33,821	6.2	years
Connolly trademark	4,200	—	4,200	indefinite-lived
Total	$726,652	$193,347	$533,305	12.8	years

Amortization expense was $14,747 and $15,203 for the three months ended September 30, 2017 and 2016, respectively, and $45,147 and $45,618 for the nine months ended September 30, 2017 and 2016, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of September 30, 2017, amortization expense for the next 5 years is expected to be:

Remainder of 2017	$14,455
2018	57,822
2019	57,822
2020	57,822
2021	53,499

Note 6. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,251,325 and $1,196,024 as of September 30, 2017 and December 31, 2016, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the nine months ended September 30, 2017 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2016	$1,147,771	$48,253
Acquisition	54,673	—
Foreign currency translation	—	628
September 30, 2017	$1,202,444	$48,881

There was no impairment related to goodwill for any period presented.

Note 7. Commitments and Contingencies

We may be involved in various legal proceedings and litigation arising in the ordinary course of business. While any legal proceeding or litigation has an element of uncertainty, management believes the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including ourselves, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to Medicare RAC claims which may result in updated refund amounts to those initially provided. While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. We believe that it is possible that we could be required to pay an additional amount up to approximately $13,000 in excess of the amount we accrued as of September 30, 2017 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change.

On September 28, 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient claims currently under appeal beginning December 1, 2016. This second settlement process could result in additional amounts owed to CMS. CMS has not yet provided us with any information and accordingly the amount of any

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

such additional claims cannot presently be determined.

Our original Medicare RAC program contract, including any liability for appeals, ends on January 31, 2018.

Note 8. Long‑term Debt

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of $3,183 during the nine months ended September 30, 2017, which consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount.

Long‑term debt for the periods presented was as follows:

	September 30,	December 31,
	2017	2016
First Lien Term A Loan	$237,352	$246,694
First Lien Term B Loan	541,846	544,345
Revolver	—	—
Total debt	779,198	791,039
Less: debt issuance costs	7,606	10,837
Less: current portion	18,000	18,000
Total long-term debt	$753,592	$762,202

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. There is a required financial covenant applicable only to the Revolver and the Term A Loan, pursuant to which we agree not to permit our Secured Leverage Ratio to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, the aggregate maturities of long‑term debt (excluding any amounts that may become payable with respect to the aforementioned mandatory prepayment provision for annual excess cash flows) for each of the next five years are expected to be $4,500 for the remainder of 2017, $18,000 in 2018, $24,250 in 2019, $30,500 in 2020 and $183,625 in 2021.

Note 9. Derivative Instruments

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of September 30, 2017 and December 31, 2016, we had $540,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive income (loss) until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt and the related derivative contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive income (loss) is recognized in interest expense. We recognized interest expense of $605 and $56 related to interest rate caps during the three months ended September 30, 2017 and 2016, respectively, and $1,204 and $200 during the nine months ended September 30, 2017 and 2016, respectively.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the nine months ended September 30, 2017 and 2016, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	September 30,	December 31,
	2017	2016
Liability fair value recorded in other long-term liabilities	$1,255	$1,729
Liability fair value recorded in accounts payable and accrued other expenses	984	1,065
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,519)	(1,783)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive (loss) income until the related hedge ultimately settles and interest payments are made on the underlying debt. As of September 30, 2017, we have made payments of $3,661 related to these deferred premiums. We expect to pay an additional $2,733 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended September 30,
	2017	2016

Balance at beginning of period, July 1	$(3,203)	$(3,534)
Reclassifications in earnings, net of tax of $229 and $21, respectively	376	35
Change in fair value of derivative instrument, net of tax of $46 and $45, respectively	(75)	(84)
Balance at end of period, September 30	$(2,902)	$(3,583)

	Nine Months Ended September 30,
	2017	2016

Balance at beginning of period, January 1	$(3,334)	$(2,968)
Reclassifications in earnings, net of tax of $455 and $76, respectively	749	124
Change in fair value of derivative instrument, net of tax of $208 and $463, respectively	(317)	(739)
Balance at end of period, September 30	$(2,902)	$(3,583)

Note 10. Fair Value Measurements

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$779,198	$—	$—	$791,039
Interest rate cap agreements	—	2,239	—	—	2,794	—
Total	$—	$2,239	$779,198	$—	$2,794	$791,039

The fair value of our private debt is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other quantitative and qualitative factors. The carrying value of our debt approximates its fair value. Refer to Note 8 for more information on our long-term debt.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

The fair value of the interest rate cap agreements is determined using the market standard methodology of discounting the future expected variable cash receipts that would occur if interest rates rose above the strike rate of the caps. The analysis reflects the contractual terms of the derivatives, including period to maturity and remaining deferred premium payments, and uses observable market‑based inputs, including interest rates and implied volatilities. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rates. As such, the estimated fair values of these liabilities are classified as Level 2 in the fair value hierarchy. Refer to Note 9 for more information on our interest rate cap agreements.

Note 11. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax expense	$12,918	$711	$19,800	$12,780
Effective income tax rate	39.9%	13.4%	22.7%	35.2%

Our effective income tax rate was 39.9% and 13.4% for the three months ended September 30, 2017 and 2016, respectively. The increase in income tax expense of $12,207 was primarily the result of an increase in pre-tax income for the three months ended September 30, 2017 and the impact of $2,358 related to the nondeductible restricted stock issued in connection with the RowdMap Acquisition, partially offset by a $1,833 tax benefit related to stock option exercises and a $481 net tax benefit primarily related to tax returns filed during the quarter. The impact of this additional tax expense and tax benefits relative to the pre-tax income for the three months ended September 30, 2017 resulted in the increase to the effective tax rate. Additionally, during the three months ended September 30, 2016, we recorded a $1,300 tax benefit primarily related to the settlement of an uncertain tax position recorded in a prior period. The effective tax rate for the three months ended September 30, 2016 was impacted by this tax benefit relative to the pre-tax income for the three months ended September 30, 2016.

Our effective income tax rate was 22.7% and 35.2% for the nine months ended September 30, 2017 and 2016 respectively. The decrease in the effective tax rate is primarily due to a $14,874 tax benefit related to stock option exercises, a tax benefit of $337 related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service, a tax benefit of $660 related to the filing of amended state tax returns as a result of certain tax planning and a $481 net tax benefit primarily related to tax returns filed during the quarter. These tax benefits were partially offset by additional tax expense of $2,358 related to the nondeductible restricted stock issued in connection with the RowdMap Acquisition.

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

Note 12. Stockholders’ Equity

Secondary Offerings

On August 7, 2017, we completed a secondary offering of 10,000,000 shares of our common stock by certain of our stockholders at an offering price of $37.00 per share. All of the shares offered were sold by selling stockholders.  Accordingly, we did not receive any proceeds from the sale of shares. In connection with this offering, we incurred approximately $700 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the nine months ended, September 30, 2017.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

On March 7, 2017, we completed a secondary offering of 9,683,000 shares of our common stock by certain of our stockholders, including 1,263,000 shares sold to the underwriters pursuant to their option to purchase additional shares, at an offering price of $36.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of the shares. In connection with this offering, we incurred approximately $600 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017.

Note 13. Earnings per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted of equity incentive awards. Restricted stock issued in connection with the RowdMap Acquisition was also included in the calculation of dilutive potential common shares for the three and nine months ended September 30, 2017. Our potential common shares consist of the incremental common shares issuable upon the exercise of stock options or vesting of RSUs and restricted stock. The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single class.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$19,472	$4,583	$67,535	$23,560

Weighted average outstanding shares of common stock	92,273,105	90,170,462	91,813,864	83,275,206
Dilutive effect of stock-based awards and restricted stock	2,992,632	3,783,441	3,337,591	3,582,720
Adjusted weighted average outstanding and assumed conversions for diluted EPS	95,265,737	93,953,903	95,151,455	86,857,926

Earnings per share:
Basic	$0.21	$0.05	$0.74	$0.28
Diluted	0.20	0.05	0.71	0.27

Employee stock options, RSUs and restricted stock that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Employee stock-based awards and restricted stock	1,155,968	35,737	699,629	327,880

The criteria associated with all of our outstanding performance-based stock options as defined in the terms of the applicable award agreements, were satisfied as of September 30, 2016 and, as a result, 2,746,592 outstanding performance-based stock options were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2016. Performance-based restricted stock of 76,802 shares were not included in the calculation of diluted earnings per share for the three and nine months ended, September 30, 2017 as the vesting conditions were not probable of occurring.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 14. Stock‑Based  Compensation

Stock  Options

The following is a summary of stock option activity under the Plans:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2016	5,997,372	$10.18	7.30	$145,270
Granted	577,690	34.77
Forfeited	(191,890)	18.75
Exercised	(1,562,590)	7.34
Expired	(2,893)	13.79
Outstanding at September 30, 2017	4,817,689	$13.70	6.93	$107,478

Vested and exercisable at September 30, 2017	3,313,087	$10.34	6.28	$84,939

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $35.98 as of September 30, 2017 based upon the closing price of our common stock on the NYSE. The total intrinsic value of stock options exercised was $6,025 and $47,915 for the three and nine months ended September 30, 2017, respectively, and insignificant for each of the three and nine months ended September 30, 2016.

Restricted Stock  Units

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Outstanding at December 31, 2016	67,295	$25.88
Granted	275,726	34.98
Forfeited	(32,796)	31.03
Vested and converted to shares	(38,302)	29.88
Outstanding at September 30, 2017	271,923	$33.93
Expected to vest at September 30, 2017	271,923	$33.93

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Restricted  Stock

We issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap at a fair market value of $43.27 per share. Half of these shares are subject to continued employment and performance-based vesting requirements and, if achieved, will vest on the one year anniversary of the closing date of the RowdMap Acquisition. The other half are subject to continued employment with us, with one-third vesting on each of the first three anniversaries of the closing of the RowdMap Acquisition.

Employee  Stock  Purchase  Plan

We have an ESPP, which became effective January 1, 2017, for US and non-US employees (collectively, “ESPP”), both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in August 2016 and approved by shareholders in May 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and  December of each year and shares are purchased at a 10% discount off the closing price on the NYSE on the date of purchase. On  June 30, 2017, 29,668 shares were purchased at a price of $33.43. Employees must hold the shares purchased for a minimum of 90 days.

Stock  Compensation  Expense

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
	2017	2016
Expected term (years)	6.25	6.25
Expected volatility	40.00%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	1.92%	1.34%
Weighted average grant date fair value	$14.60	$9.39

Total fair market value related to the restricted stock issued in connection with the RowdMap Acquisition is $33,232 based on the closing price of our common stock on the date of grant. For the time-based shares, stock-based compensation expense is being recorded ratably over the three year vesting period. For the performance-based shares, stock-based compensation expense will be recorded over the one year vesting period to the extent it is probable the performance criteria will be achieved. As of September 30, 2017, we recorded approximately $2,769 in stock-based compensation expense related to the performance awards that we estimate are probable of achieving the performance criteria.

We recorded total stock‑based compensation expense of $5,752 and $17,042 for the three months ended September 30, 2017 and 2016, respectively, and $10,290 and $21,544 for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2016 includes  $15,898 related to the vesting of substantially all then outstanding performance based stock options. Stock-based compensation expense during the nine months ended September 30, 2016 also includes $2,257 related to the accelerated vesting of certain stock options as a result of our IPO. As of September 30, 2017, we had total unrecognized compensation cost related to 2,467,744 unvested stock options and RSUs under the Plans as well as restricted stock of $46,658 which we expect to recognize over the next 2.6 years.

Note 15. Segment Information

We conduct our business through two reportable business segments: Healthcare and Global Retail and Other. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide analytics-based solutions unrelated to our healthcare payment accuracy solutions, on a limited

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

basis in the United States and a network efficiency solution to payers and providers. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, Canada and the United Kingdom, as well as solutions that improve efficiency and effectiveness of payment networks for a limited number of clients.

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

Our operating segment results for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$156,219	$138,470	$447,581	$403,643
Global Retail and Other	17,969	17,771	54,351	53,607
Consolidated net revenue	$174,188	$156,241	$501,932	$457,250
Operating Income
Healthcare	$38,094	$22,544	$107,944	$85,879
Global Retail and Other	2,948	1,611	7,176	6,452
Consolidated operating income	$41,042	$24,155	$115,120	$92,331

Operating segment net revenue by product type for the periods presented was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$88,396	50.7	$78,133	50.0	$252,538	50.3	$224,335	49.1
Prospective claims accuracy	62,628	36.0	57,233	36.6	184,365	36.8	169,632	37.1
Other	5,195	3.0	3,104	2.0	10,678	2.1	9,676	2.1
Total Healthcare	156,219	89.7	138,470	88.6	447,581	89.2	403,643	88.3
Global Retail and Other
Retrospective claims accuracy	17,470	10.0	17,039	10.9	52,529	10.5	51,730	11.3
Other	499	0.3	732	0.5	1,822	0.3	1,877	0.4
Total Global Retail and Other	17,969	10.3	17,771	11.4	54,351	10.8	53,607	11.7
Consolidated net revenue	$174,188	100.0	$156,241	100.0	$501,932	100.0	$457,250	100.0

Note 16. Subsequent Event

On October 31, 2017,  we announced that the Board of Directors approved a share repurchase program under which we may repurchase up to $100,000 of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time.  All share repurchases will be implemented in accordance with Rule 10b-18 of the Exchange Act with respect to the timing, pricing and volume of such transactions. There can be no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors.

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

Overview

We are a leading provider of payment accuracy and analytics-driven solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately $3.3 billion in savings in 2016. We work with over 60 healthcare organizations, including more than 20 of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well CMS. We are also a leading provider of payment accuracy solutions to approximately 35 retail clients, including eight of the ten largest retailers in the United States. We operate in two segments, Healthcare and Global Retail and Other.

Our growth strategy for healthcare includes:

•

expand within our existing client base by increasing the volume of claims we review with our solutions; expanding adoption across the depth and breadth of our solutions; and cross-selling our prospective, retrospective and network efficiency solutions.

•	expand our client base;

•	innovate to improve and develop new solutions to expand the scope of our services; and

•	pursue opportunistic acquisitions and strategic partnerships in payment accuracy and adjacent markets.

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States. In 2016, we added four new clients and two cross-sell clients which we believe will drive revenue growth in 2017 and beyond. In 2017, we added four new clients and four cross-sell clients. The average length of our relationships with our ten largest healthcare clients is over ten years. We have also substantially increased the annual savings captured by our healthcare clients over time.

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

For a further discussion of our two operating segments, (i) Healthcare and (ii) Global Retail and Other, refer to “—Our Segments” and Note 15 to the consolidated financial statements.

Factors Affecting Our Results of Operations

Recent Developments – 2017 Highlights

•

We continued to execute on our strategy, increasing volume and expanding the adoption of our solutions within our existing healthcare clients which contributed to healthcare revenue growth of 11% during the nine months ended September 30, 2017.

•

Growth in our healthcare business also continues to benefit from the addition of new clients and our successful cross-sell efforts. During the nine months ended September 30, 2017, we generated $20.0 million in revenue from eight new clients and from an additional six existing clients who have adopted either prospective or retrospective solutions, all of which were added in 2016 and 2017.

•

Our fourth quarter 2017 healthcare revenue is expected to be impacted by certain timing-related delays. Due to system changes at a few clients within our retrospective claims accuracy solutions, revenue conversions are taking longer than anticipated to be realized which is resulting in revenue shifting out of the fourth quarter of 2017. Additionally, certain new and cross-sell client implementations within our prospective claims accuracy solutions have been delayed longer than we anticipated. These new opportunities are expected to be implemented for the contracted scope, but due to the timing delays will likely not generate revenue in 2017.

•

During the nine months ended September 30, 2017, approximately 1.6 million shares of common stock were issued upon the exercise of stock options. The stock option exercises resulted in a $14.9 million tax benefit and significantly contributed to an effective tax rate of 22.7% for the nine months ended September 30, 2017.

•

In October 2017, the Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time. All share repurchases will be implemented in accordance with Rule 10b-18 of the Exchange Act with respect to the timing, pricing and volume of such transactions.

•

In July 2017, we completed our acquisition of RowdMap, Inc., a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $74.0 million in cash, subject to certain adjustments and funded entirely with available liquidity. We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap as a material inducement to their employment with us. Half of these shares are subject to performance-based vesting requirements. The other half are subject to continued employment with us, with one-third vesting on each of the first three anniversaries of the closing of the acquisition.

•

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of debt of $3.2 million during the nine months ended September 30, 2017.

•

In March 2017, we began auditing under our two new Medicare RAC contracts awarded in October 2016.  These contracts have been ramping slower than anticipated and we expect they will contribute minimal revenue in 2017.

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

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. We cannot provide assurance this pattern will continue. Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to, reset of member liability, timing of conversions and implementations, timing of special projects and timing of inaccurate payments being prevented or recovered as well as the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance. Additionally, we record an estimated liability for refunds and appeals which is subject to management’s assumptions. These assumptions may change from time to time and result in adjustments to revenue. Historically, our adjustments of these estimates on a quarterly basis, to reflect actual results or updated expectations, have not been material to our overall business, and have resulted in either a net increase or a net decrease in revenues.

Cost of revenue

Our cost of revenue is comprised of:

•

Compensation, which includes the total compensation and benefit-related expenses, including stock-based compensation expense, for employees who provide direct revenue generating services to clients; and

•

Other costs of revenue, which primarily include expenses related to the use of subcontractors and professional services firms, costs associated with the retrieval of medical records and facilities-related costs associated with locations that are used strictly for revenue generating activities. Cost of revenue does not include depreciation and amortization, which is stated separately in our Consolidated Statements of Comprehensive Income.

Selling, general and administrative expenses

Our selling, general and administrative expenses are comprised of:

•

Compensation, which includes total compensation and benefit-related expenses, including stock-based compensation expense, for our employees who are not directly involved in revenue generating activities including those involved with developing new service offerings; and

•

Other selling, general and administrative expenses, which include all of our general operating costs. These costs include, but are not limited to, rent and occupancy costs for facilities associated with locations that are used for employees not serving in revenue generating roles, telecommunications costs, information technology infrastructure costs, software licensing costs, advertising and marketing expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. Selling, general and administrative expenses do not include depreciation and amortization, which is stated separately in our Consolidated Statements of Comprehensive Income.

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

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with our IPO and other offerings as well as certain expenses associated with corporate development activity, including the RowdMap Acquisition.

Interest expense

Interest expense consists of accrued interest and related payments on our outstanding long-term debt as well as the amortization of debt issuance costs. Additionally, interest expense includes any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive income (loss) when the actual interest payments are made on our variable rate debt and the related derivative contract settles.

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loan, the 2016 early repayment of a portion of our long-term debt and the 2016 refinancing of our long-term debt.

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

Stock-based compensation expense

We grant equity incentive awards to certain employees, officers and non-employee directors as long-term incentive compensation. As part of the RowdMap Acquisition, we issued restricted stock to certain employees. We recognize the related expense for these awards ratably over the applicable vesting period or as achievement of performance criteria become probable. Such expense is recognized in either cost of revenue or selling, general and administrative expenses based upon the function of the optionee. The following table shows the allocation of stock-based compensation expense between our expense line items for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenue	$638	$4,153	$1,598	$4,738
Selling, general and administrative expenses	5,114	12,889	8,692	16,806
Total	$5,752	$17,042	$10,290	$21,544

As of September 30, 2017, we had total unrecognized stock-based compensation expense related to unvested stock options, RSUs and restricted stock of $46.7 million, which we expect to recognize over the next 2.6 years. Stock-based compensation expense during the three months ended September 30, 2016 includes approximately $15.9 million as a result of the vesting of performance awards, of which approximately $3.9 million is included in cost of revenue above and the remaining $12.0 million is included in selling, general and administrative expenses above. Additionally, during the nine months ended September 30, 2016, stock-based compensation expense includes approximately $2.3 million related to the accelerated vesting of certain stock options as the result of the IPO.

Foreign currency translation adjustments

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive income (loss). We had upward foreign currency translation adjustments of $0.4 million for the three months ended September 30, 2017 compared to insignificant foreign currency translation adjustments for the three months ended September 30, 2016. We had upward foreign currency translation adjustments of $0.9 million for the nine months ended September 30, 2017 and downward foreign currency translation adjustments of $0.7 million for the nine months ended September 30, 2016. The translation adjustments were the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had a upward net change in fair value of derivative instruments, net of related taxes, of approximately $0.3 million for the three months ended September 30, 2017 and a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.1 million for the three months ended September 30, 2016. We had a upward net change in fair value of derivative instruments, net of related taxes, of approximately $0.4 million for the nine months ended September 30, 2017 and a downward net change in fair value of derivative instruments, net of related taxes, of approximately $0.6 million for the nine months ended September 30, 2016. The changes were the result of fluctuations in three-month LIBOR.

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

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)	(unaudited)		(unaudited)
Net income	$19,472	$4,583	$67,535	$23,560
Depreciation and amortization	20,817	20,421	62,688	60,482
Interest expense	9,101	9,625	26,060	40,345
Other non-operating (income) expense(a)	(449)	(113)	(1,458)	(771)
Income tax expense	12,918	711	19,800	12,780
Transaction-related expenses and other(b)	773	16	2,165	909
Stock-based compensation(c)	5,752	17,042	10,290	21,544
Loss on extinguishment of debt(d)	—	9,349	3,183	16,417
Adjusted EBITDA	$68,384	$61,634	$190,263	$175,266

(a)

Represents other non‑operating (income) expense that consists primarily of interest income and gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)

Represents transaction‑related expenses that consist primarily of certain expenses associated with our secondary offerings and our IPO and other offering costs in 2016 as well as certain corporate development activity, including the RowdMap Acquisition.

(c)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation and restricted stock issued in connection with the RowdMap Acquisition. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.

(d)

Represents loss on extinguishment of debt that consists primarily of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loan, the 2016 early repayment of a portion of our long-term debt and the 2016 refinancing of our long-term debt.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $7.6 million as of September 30, 2017.

In June 2016, we repaid $223.0 million in outstanding principal under our then outstanding second lien credit facility using proceeds from our IPO. We also made a voluntary prepayment of $13.1 million of outstanding principal under the second lien credit facility. As a result of these repayments, we recognized a loss on extinguishment of debt totaling $7.1 million during the nine months ended September 30, 2016 primarily related to the accelerated recognition of the unamortized portion of debt issuance costs and original issue discount.

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

In April 2017, we entered into the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for lower applicable interest rates associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of $3.2 million during the nine months ended September 30, 2017.

Our Segments

We report our results of operations in two segments, (i) Healthcare and (ii) Global Retail and Other. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide analytics-based solutions unrelated to our healthcare payment accuracy solutions, on a limited basis in the United States and a network efficiency solution to payers and providers. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, Canada and the United Kingdom, as well as solutions that improve efficiency and effectiveness of payment networks for a limited number of clients.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$156,219	$138,470	$447,581	$403,643
Global Retail and Other	17,969	17,771	54,351	53,607
Consolidated net revenue	$174,188	$156,241	$501,932	$457,250
Operating Income
Healthcare	$38,094	$22,544	$107,944	$85,879
Global Retail and Other	2,948	1,611	7,176	6,452
Consolidated operating income	$41,042	$24,155	$115,120	$92,331

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$88,396	50.7	$78,133	50.0	$252,538	50.3	$224,335	49.1
Prospective claims accuracy	62,628	36.0	57,233	36.6	184,365	36.8	169,632	37.1
Other	5,195	3.0	3,104	2.0	10,678	2.1	9,676	2.1
Total Healthcare	156,219	89.7	138,470	88.6	447,581	89.2	403,643	88.3
Global Retail and Other
Retrospective claims accuracy	17,470	10.0	17,039	10.9	52,529	10.5	51,730	11.3
Other	499	0.3	732	0.5	1,822	0.3	1,877	0.4
Total Global Retail and Other	17,969	10.3	17,771	11.4	54,351	10.8	53,607	11.7
Consolidated net revenue	$174,188	100.0	$156,241	100.0	$501,932	100.0	$457,250	100.0

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$174,188	100.0	$156,241	100.0	11.5
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,405	33.5	58,517	37.5	(0.2)
Other costs of revenue	6,676	3.8	6,658	4.3	0.3
Total cost of revenue	65,081	37.3	65,175	41.8	(0.1)
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	29,162	16.8	32,496	20.8	(10.3)
Other selling, general and administrative expenses	17,313	9.9	13,978	8.9	23.9
Total selling, general and administrative expenses	46,475	26.7	46,474	29.7	0.0
Depreciation and amortization of property and equipment	6,070	3.5	5,218	3.3	16.3
Amortization of intangible assets	14,747	8.5	15,203	9.7	(3.0)
Transaction-related expenses	773	0.4	16	—	4,731.3
Total operating expenses	133,146	76.4	132,086	84.5	0.8
Operating income	41,042	23.6	24,155	15.5	69.9
Other expense (income):
Interest expense	9,101	5.2	9,625	6.2	(5.4)
Loss on extinguishment of debt	—	—	9,349	6.0	(100.0)
Other non-operating (income) expense	(449)	(0.2)	(113)	(0.1)	297.2
Total other expense (income)	8,652	5.0	18,861	12.1	(54.1)
Income before income taxes	32,390	18.6	5,294	3.4	511.8
Income tax expense	12,918	7.4	711	0.5	1,716.9
Net income	$19,472	11.2	$4,583	2.9	324.9

Net revenue

Net revenue was $174.2 million for the three months ended September 30, 2017 as compared to $156.2 million for the three months ended September 30, 2016. The increase of $18.0 million was the result of increased Healthcare segment revenue of $17.7 million and increased Global Retail and Other segment revenue of $0.2 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $58.4 million for the three months ended September 30, 2017 as compared to $58.5 million for the three months ended September 30, 2016. The decrease of $0.1 million was primarily the result of a net decrease in stock-based compensation of approximately $3.5 million as a result of the vesting of performance-based stock options during the three months ended September 30, 2016 partially offset by additional equity grants. This decrease was partially offset by an increase of approximately $2.8 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Additionally, employee benefit costs increased approximately $0.6 million due to rising healthcare coverage costs and an increase in the number of our employees.

Other costs of revenue were $6.7 million for each of the three months ended September 30, 2017 and 2016. Professional and consulting fees increased $0.6 million as we have leveraged external resources and expertise. Personnel-related costs increased $0.2 million due to an increase in the number of employees. Rent and occupancy increased approximately $0.1 million as a result of new and expanded locations. The increase was partially offset by a $0.9 million decrease in other variable costs.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $29.2 million for the three months ended September 30, 2017 as compared to $32.5 million for the three months ended September 30, 2016. The decrease of $3.3 million was primarily related to a $7.8 million net decrease in stock-based compensation due to the vesting of performance-based stock options during the three months ended September 30, 2016 partially offset by additional equity grants. The decrease was partially offset by a $4.0 million increase in compensation related expenses due to an increase in the number of employees to support our growing operations, particularly as we continue to invest in technology, analytics and go-to-market. In addition employee benefit costs increased approximately $0.4 million due to rising healthcare coverage costs and the increase in number of employees.

Other selling, general and administrative expenses were $17.3 million for the three months ended September 30, 2017 as compared to $14.0 million for the three months ended September 30, 2016. The increase of $3.3 million was primarily due to an increase of $1.5 million in IT infrastructure and telecommunication expenses. Professional and consulting fees increased $1.0 million as we have leveraged external resources and expertise. Additionally, personnel expenses increased $0.6 million and other variable costs increased $0.2 million due to increased headcount.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $6.1 million for the three months ended September 30, 2017 as compared to $5.2 million for the three months ended September 30, 2016. The increase of $0.9 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $14.7 million for the three months ended September 30, 2017 as compared to $15.2 million for the three months ended September 30, 2016. The decrease was due to certain acquired software becoming fully amortized during the three months ended September 30, 2017 which was partially offset by the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition.

Transaction-related expenses

Transaction-related expenses were $0.8 million for the three months ended September 30, 2017 primarily related to expenses incurred in connection with our secondary offering as well as certain expenses related to corporate development activity, including the RowdMap Acquisition. Transaction-related expenses for the three months ended September 30, 2016 were insignificant.

Interest expense

Interest expense was $9.1 million for the three months ended September 30, 2017 as compared to $9.6 million for the three months ended September 30, 2016. The decrease of $0.5 million was primarily due to the significant decline in outstanding principal over the past year in connection with the September 2016 refinancing, which resulted in a $0.4 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing and the April 2017 repricing of our First Lien Term B Loan resulted in a $1.1 million decrease in interest expense. This decrease was offset by a $0.6 million increase in interest expense related to our interest rate cap agreements.

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.3 million for the three months ended September 30, 2016 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the refinancing of our long-term debt.

Other non-operating income

We had other non-operating income of $0.4 million for the three months ended September 30, 2017 as compared to $0.1 million for the three months ended September 30, 2016. The increase of $0.3 million was primarily the result of additional interest income as a result of our growing cash balance.

Income tax expense

Income tax expense was $12.9 million for the three months ended September 30, 2017 as compared to $0.7 million for the three months ended September 30, 2016. The increase of $12.2 million was primarily the result of an increase in pre-tax income for the three months ended September 30, 2017 and the impact of $2.4 million related to the nondeductible restricted stock issued in connection with the RowdMap Acquisition. This increase was partially offset by a $1.8 million tax benefit related to stock option exercises and a $0.5 million net tax benefit primarily related to tax returns filed during the quarter. The effective tax rate for the three months ended September 30, 2017 was 39.9% compared to 13.4% for the three months ended September 30, 2016. The impact of this additional tax expense and tax benefits relative to the pre-tax income for the three months ended September 30, 2017 resulted in the increase to the effective tax rate.

Segment net revenue and operating income

Healthcare segment net revenue was $156.2 million for the three months ended September 30, 2017 as compared to $138.5 million for the three months ended September 30, 2016. The increase of $17.7 million was primarily the result of a net increase of $5.5 million due to increased penetration and extended scope of services provided to our existing client base and a $12.2 million increase due to the addition of new clients and the success of our cross-sell efforts, including the impact from the RowdMap Acquisition.

Global Retail and Other segment net revenue was $18.0 million for the three months ended September 30, 2017 as compared to $17.8 million for the three months ended September 30, 2016. The increase of $0.2 million was primarily the result of the timing, nature and size of the claims reviewed.

Healthcare segment operating income was $38.1 million for the three months ended September 30, 2017 as compared to $22.5 million for the three months ended September 30, 2016. The increase in operating income of $15.6 million was primarily the result of an increase in net revenue noted above and a $10.2 million decrease in stock-based compensation expense due to the vesting of performance-based stock options during the third quarter of 2016 partially offset by additional equity grants. The net increase in operating income was partially offset by an increase in compensation expense of $7.8 million related to an increase in the number of employees in our growing Healthcare segment. Professional and consulting fees increased $1.7 million as we have leveraged external resources and expertise. Our ongoing investment in strategic initiatives contributed an additional $1.4 million in expense primarily related to an increase in IT infrastructure costs. Transaction-related expenses increased $0.7 million primarily related to our secondary offerings as well as certain expenses related to corporate development activity, including the RowdMap Acquisition. Personnel-related expenses increased $0.6 million due to the increase in number of employees. Rent and occupancy related costs increased $0.2 million as a result of new and expanded locations.

Global Retail and Other segment operating income was $2.9 million for the three months ended September 30, 2017 as compared to $1.6 million for the three months ended September 30, 2016. The increase in operating income of $1.3 million was the result of an increase in net revenue noted above as well as a $1.1 million decrease in stock-based compensation primarily related to the vesting of performance-based stock options during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$501,932	100.0	$457,250	100.0	9.8
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	173,563	34.6	167,263	36.6	3.8
Other costs of revenue	19,485	3.9	17,331	3.8	12.4
Total cost of revenue	193,048	38.5	184,594	40.4	4.6
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	79,419	15.8	74,782	16.4	6.2
Other selling, general and administrative expenses	49,492	9.9	44,152	9.6	12.1
Total selling, general and administrative expenses	128,911	25.7	118,934	26.0	8.4
Depreciation and amortization of property and equipment	17,541	3.5	14,864	3.2	18.0
Amortization of intangible assets	45,147	9.0	45,618	10.0	(1.0)
Transaction-related expenses	2,165	0.4	909	0.2	138.2
Total operating expenses	386,812	77.1	364,919	79.8	6.0
Operating income	115,120	22.9	92,331	20.2	24.7
Other expense (income):
Interest expense	26,060	5.2	40,345	8.8	(35.4)
Loss on extinguishment of debt	3,183	0.6	16,417	3.6	(80.6)
Other non-operating (income) expense	(1,458)	(0.3)	(771)	(0.2)	89.1
Total other expense (income)	27,785	5.5	55,991	12.2	(50.4)
Income before income taxes	87,335	17.4	36,340	8.0	140.3
Income tax expense	19,800	3.9	12,780	2.8	54.9
Net income	$67,535	13.5	$23,560	5.2	186.7

Net revenue

Net revenue was $501.9 million for the nine months ended September 30, 2017 as compared to $457.3 million for the nine months ended September 30, 2016. The increase of $44.6 million was the result of increased Healthcare segment revenue of $43.9 million and increased Global Retail and Other segment revenue of $0.7 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $173.6 million for the nine months ended September 30, 2017 as compared to $167.3 million for the nine months ended September 30, 2016. The increase of $6.3 million was primarily the result of approximately $7.6 million in additional payroll related expenses due to increased headcount and growth of our Healthcare segment. Employee benefit costs increased approximately $1.8 million due to rising healthcare coverage costs and the increase in the number of our employees. These increases were partially offset by a $3.1 million decrease in stock-based compensation due to the vesting of performance-based stock options during the nine months ended September 30, 2016 partially offset by additional equity grants.

Other costs of revenue were $19.5 million for the nine months ended September 30, 2017 as compared to $17.3 million for the nine months ended September 30, 2016. The increase of $2.2 million was primarily the result of an increase of approximately $1.5 million in professional and consulting fees as we have leveraged external resources and expertise. Personnel-related costs increased approximately $1.1 million due to an increase in the number of employees. Rent and occupancy increased approximately $0.5 million as a result of new and expanded locations. These increases were partially offset by a $0.9 million decrease in other variable costs.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $79.4 million for the nine months ended September 30, 2017 as compared to $74.8 million for the nine months ended September 30, 2016. The increase of $4.6 million was primarily related to a $11.8 million increase in compensation related expenses due to an increase in the number of employees to support our growing operations, particularly as we continue to invest in technology, analytics and go-to-market. Employee benefit costs increased approximately $0.9 million due to rising healthcare coverage costs and the increase in number of employees. This was partially offset by a decrease in stock-based compensation of $8.1 million due to the vesting of performance-based stock options and the accelerated vesting of certain stock options as a result of the IPO during the nine months ended September 30, 2016 partially offset by additional equity grants.

Other selling, general and administrative expenses were $49.5 million for the nine months ended September 30, 2017 as compared to $44.2 million for the nine months ended September 30, 2016. The increase of $5.3 million was primarily due to an increase of $3.2 million in IT infrastructure and telecommunication expenses. Personnel-related expenses increased approximately $1.4 million due to an increased number of employees. Professional and consulting fees increased $1.3 million as we have leveraged external resources and expertise. These increases were partially offset by a $0.6 million decrease in certain variable costs.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $17.5 million for the nine months ended September 30, 2017 as compared to $14.9 million for the nine months ended September 30, 2016. The increase of $2.6 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $45.1 million for the nine months ended September 30, 2017 as compared to $45.6 million for the nine months ended September 30, 2016. The decrease of $0.5 million was due to certain acquired software becoming fully amortized during the nine months ended September 30, 2017 partially offset by the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition.

Transaction-related expenses

Transaction-related expenses were $2.2 million for the nine months ended September 30, 2017 primarily related to expenses incurred in connection with our secondary offerings as well as certain expenses related to corporate development activity, including the RowdMap Acquisition. Transaction-related expenses were $0.9 million for the nine months ended September 30, 2016 primarily related to expenses incurred in connection with our IPO.

Interest expense

Interest expense was $26.1 million for the nine months ended September 30, 2017 as compared to $40.3 million for the nine months ended September 30, 2016. The decrease of $14.2 million was primarily due to the significant decline in outstanding principal over the past year in connection with the use of our IPO proceeds and the September 2016 refinancing, which resulted in a $6.3 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing and the April 2017 repricing of our First Lien Term B Loan resulted in an $8.9 million decrease in interest expense. This decrease was offset by a $1.0 million increase in interest expense related to our interest rate cap agreements.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the nine months ended September 30, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the repricing of our First Lien Term B Loan. Loss on extinguishment of debt was $16.4 million for the nine months ended September 30, 2016 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the refinancing of our long-term debt in September 2016 and the early payment on our outstanding borrowings under our then outstanding second lien credit facility in June 2016.

Other non-operating income

We had other non-operating income of $1.5 million for the nine months ended September 30, 2017 as compared to $0.8 million for the nine months ended September 30, 2016. The increase of $0.7 million was primarily the result of additional interest income as a result of our growing cash balance.

Income tax expense

Income tax expense was $19.8 million for the nine months ended September 30, 2017 as compared to $12.8 million for the nine months ended September 30, 2016. The increase of $7.0 million was primarily the result of an increase in pre-tax income and the impact of $2.4 million related to the nondeductible restricted stock issued in connection with the RowdMap Acquisition. This increase was partially offset by a $14.9 million tax benefit related to stock option exercises, a tax benefit of $0.3 million related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service, a tax benefit of $0.7 million related to the filing of amended state tax returns as a result of certain tax planning and a $0.5 million net tax benefit primarily related to tax returns filed during the quarter. The effective tax rate for the nine months ended September 30, 2017 was 22.7% compared to 35.2% for the nine months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was primarily due to the tax benefits noted above. During the three months ended September 30, 2016, we recorded a $1.3 million tax benefit primarily related to the settlement of an uncertain tax position recorded in a prior period. The effective tax rate for the three months ended September 30, 2016 was impacted by this tax benefit relative to the pre-tax income for the three months ended September 30, 2016.

Segment net revenue and operating income

Healthcare segment net revenue was $447.6 million for the nine months ended September 30, 2017 as compared to $403.6 million for the nine months ended September 30, 2016. The increase of $44.0 million was primarily the result of a net increase of $21.3 million due to increased penetration and extended scope of services provided to our existing client base and a $22.7 million increase due to the addition of new clients and the success of our cross-sell efforts, including the impact from the RowdMap Acquisition.

Global Retail and Other segment net revenue was $54.4 million for the nine months ended September 30, 2017 as compared to $53.6 million for the nine months ended September 30, 2016. The increase of $0.8 million was primarily the result of the timing, nature and size of the claims reviewed.

Healthcare segment operating income was $107.9 million for the nine months ended September 30, 2017 as compared to $85.9 million for the nine months ended September 30, 2016. The increase in operating income of $22.0 million was the result of an increase in net revenue noted above and a $10.2 million decrease in stock-based compensation expense due to the vesting of performance-based stock options and the accelerated vesting of certain stock options due to the IPO during 2016 partially offset by additional equity grants. Additionally, there was a $1.2 million decrease in other variable costs. This net increase in operating income was partially offset by an increase in compensation expense of $21.2 million related to an increase in the number of employees in our growing Healthcare segment. Professional and consulting fees increased $3.1 million as we have leveraged external resources and expertise. Our ongoing investment in strategic initiatives contributed an additional $2.9 million in expense primarily related to an increase in IT infrastructure costs. Depreciation and amortization expenses increased by $2.2 million due to our continued investments in capital expenditures. Personnel-related expenses increased $1.9 million due to an increase in the number of employees. Transaction-related expenses increased $1.2 million primarily related to our secondary offerings and the RowdMap Acquisition. Rent and occupancy related costs increased $0.9 million as a result of new and expanded locations.

Global Retail and Other segment operating income was $7.2 million for the nine months ended September 30, 2017 as compared to $6.5 million for the nine months ended September 30, 2016. The increase in operating income of $0.7 million was the result of the increase in revenue noted above and a decrease of $0.2 million in certain variable costs partially offset by an increase in personnel-related expenses of $0.3 million.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our credit facilities. As of September 30, 2017, we had cash and cash equivalents of $123.0 million and availability under the Revolver of $99.5 million. Our total debt principal outstanding was $782.0 million as of September 30, 2017.

In April 2017, we repriced our First Lien Term B Loan, reducing the interest rate by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $23.6 million and $22.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform. We do not expect our capital expenditures to continue to increase. However, our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities. During the nine months ended September 30, 2017, we paid approximately $74.0 million in connection with the RowdMap Acquisition. We believe this network efficiency solution is a complement to our payment accuracy solutions.

In October 2017, the Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time.

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

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Net cash provided by operating activities	$107,163	$108,345
Net cash used in investing activities	(93,341)	(21,397)
Net cash used in financing activities	(1,812)	(192,158)

Operating Activities

Net cash provided by operating activities was $107.2 million and $108.3 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily was due to a $26.1 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $27.3 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $142.9 million for the nine months ended September 30, 2017 as compared to $116.7 million for the nine months ended September 30, 2016. The increase was primarily due to the growth in our Healthcare operations and the reduction in interest expense.

The effect of changes in operating assets and liabilities was a decrease of $35.7 million for the nine months ended September 30, 2017 compared to an decrease of $8.4 million for the nine months ended September 30, 2016. The most significant drivers contributing to this decrease relate to the following:

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, increased $13.2 million during the nine months ended September 30, 2017 as compared to a increase of $4.5 million during the nine months ended September 30, 2016; and

•

Changes in accrued compensation primarily driven by timing of payments and an increase in the number of employees. Accrued compensation decreased $18.7 million during the nine months ended September 30, 2017 as compared to a decrease of $1.4 million during the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was $93.3 million and $21.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in investing activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was due to the RowdMap Acquisition for $69.7 million. Additionally, capital expenditures increased $1.0 million due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash used in financing activities was $1.8 million and $192.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in financing activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to $12.3 million in proceeds from the exercise of stock options, partially offset by scheduled debt principal payments of $13.5 million during the nine months ended September 30, 2017 as compared to $4.1 million during the nine months ended September 30, 2016. Additionally, the use of cash during the nine months ended September 30, 2016 was driven by the payment of a special cash dividend of $150.0 million, the repayment of $236.1 million of outstanding borrowings under our Second Lien Credit Facility and the net payment of $22.7 million of outstanding indebtedness as a result of the September 2016 refinancing of our long-term debt. These cash outflows were partially offset by net cash proceeds from our IPO of $227.0 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the below critical accounting policy.

Valuation of Goodwill and Acquired Intangible Assets

We have recorded goodwill and acquired intangible assets through acquisitions accounted for as business combinations. When identifiable intangible assets, including technology platforms are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•estimating future revenue and cash flows expected to be collected; and

•developing appropriate discount rates, long-term growth rates and probability rates.

The determination of the above inputs involves significant estimates and assumptions about several highly subjective variables. Our estimates and assumptions may be based, in part, on the availability of market data. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and separately recognized. We do not amortize goodwill. We review goodwill for impairment at least annually by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.

Intangible assets with definite lives are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible assets, generally on a straight-line basis over the estimated useful life. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If required, the impairment test for intangible assets with definite lives is completed by comparing an updated undiscounted cash flow model to the carrying value of the intangible asset.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions; improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary; healthcare spending fluctuations; our clients declining to renew their agreements with us or renewing at lower performance fee levels; inability to develop new clients; delays in implementing our solutions; system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information; our failure to innovate and develop new solutions for our clients; our failure to comply with applicable privacy, security and data laws, regulations and standards; changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide; loss of a large client; consolidation among healthcare payers or retailers; slow development of the healthcare payment accuracy market; negative publicity concerning the healthcare payment industry or patient confidentiality and privacy; significant competition for our solutions; our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how; compliance with current and future regulatory requirements; declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process; our failure to accurately estimate the factors upon which we base our contract pricing; our inability to manage our growth; our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships including our acquisition of RowdMap; our failure to maintain or upgrade our operational platforms; our failure to renew our Medicare Recovery Audit Contractor program contracts or if the terms of the Medicare RAC program contracts are substantially changed; litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements; our inability to expand our retail business; our inability to manage our relationships with information suppliers, software vendors or utility providers; fluctuations in our results of operations; changes in tax rules; risks associated with international operations; our inability to realize the book value of intangible assets; our success in attracting and retaining qualified employees and key personnel; general economic, political and market forces and dislocations beyond our control; risks related to our substantial indebtedness and holding company structure; volatility in bank and capital markets; our status as an emerging growth company; and provisions in our amended and restated certificate of incorporation.

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

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of September 30, 2017, we had $782.0 million outstanding principal under our long-term debt and $540.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of September 30, 2017, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of approximately $7.4 million.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

An audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements has not been required through September 30, 2017. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting for our Annual Report on Form 10-K for the year ended December 31, 2017 as we will no longer be an “emerging growth company.” In addition, as a newly public company, our management will be required to perform an annual assessment of the effectiveness of our internal controls over financial reporting in our second Annual Report on Form 10-K which is for the year ending December 31, 2017.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the RowdMap Acquisition in July 2017, we issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares are subject to continued employment and performance-based vesting requirements. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. These issuances were made in reliance on an exemption or exclusion from the registration requirements of Regulation D promulgated under the Securities Act.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

** Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTIVITI HOLDINGS, INC.

Date: November 1, 2017	By:	/S/ ADRIENNE CALDERONE
		Name:	Adrienne Calderone
		Title:	Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)