Form 10-K
period 2017-12-31
Cotiviti Holdings, Inc.
filed 2018-02-22
CIK 1657197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer Emerging growth company	☐ (Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed fiscal year, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $979.0 million based on the last sales price of the Registrant’s common stock as reported by the New York Stock Exchange on that day.

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value, as of January 31, 2018, was 92,421,924.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described therein.

i

Definitions

As used in this Annual Report on Form 10-K for the year ended December 31, 2017 (this “Annual Report on Form 10‑K” or this “Annual Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Annual Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Annual Report.

2012 Plan: refers to the Cotiviti Holdings, Inc. 2012 Equity Incentive Plan.

2016 Plan: refers to the Cotiviti Holdings, Inc. 2016 Equity Incentive Plan.

2018 Proxy Statement: refers to our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

ABR: refers to Alternate Base Rate as defined under the Restated Credit Agreement (with respect to borrowings under the First Lien Credit Facilities) or the Initial Secured Credit Facilities (with respect to borrowings under the Initial First Lien Credit Facilities and the Initial Second Lien Credit Facility).

Adjusted EBITDA: refers to net income (loss) before depreciation and amortization, impairment of intangible assets, interest expense, other non-operating (income) expense, income tax (benefit) expense, gain on discontinued operations, transaction-related expenses and other, stock-based compensation and loss on extinguishment of debt.

Advent: refers to Advent International Corporation, which controls funds that hold an aggregate of 44.9% of the combined voting power of our outstanding common stock as of December 31, 2017.

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

Exchange Act: refers to the United States Securities Exchange Act of 1934, as amended.

ESPP: refers, collectively, to our U.S. and Non-U.S. employee stock purchase plans, which became effective January 1, 2017, and were approved by our stockholders on May 25, 2017.

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

Medicare RAC: refers to a  Medicare Recovery Audit Contractor. We are one of the Medicare RACs for CMS under the Medicare Recovery Audit Program.

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

Regulation FD:  refers to Regulation Fair Disclosure promulgated by the SEC under the Exchange Act.

RowdMap: refers to RowdMap, Inc., which we acquired on July 14, 2017.

RowdMap Acquisition: refers to the July 14, 2017 acquisition of all of the outstanding shares of RowdMap.

RSUs: refers to restricted stock units.

Sarbanes-Oxley Act: refers to the United States Sarbanes-Oxley Act of 2002.

SEC: refers to the United States Securities and Exchange Commission.

SG&A: refers to selling, general and administrative expenses.

Special Cash Dividend: On May 26, 2016 we paid a Special Cash Dividend of $150.0 million, or $1.94 per share of common stock outstanding prior to the IPO, to holders of record of our common stock on the dividend record date. In connection with the Special Cash Dividend we lowered the exercise price of then outstanding stock options by $1.94 per share in order to preserve the intrinsic value of the options giving effect to the Special Cash Dividend.

Tax Act:  refers to the Tax Cuts and Jobs Act enacted on December 22, 2017,  which among other things, reduces the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime.

v

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;

•	our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions;

•	our clients declining to renew their agreements with us or renewing at lower performance fee levels;

•	our failure to innovate and develop new solutions for our clients;

•	delays in implementing our solutions;

•	our failure to maintain or upgrade our operational platforms;

•	inability to develop new clients;

•	improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary;

•	loss of a large client;

•	early termination provisions in our contracts;

•	our failure to accurately estimate the factors upon which we base our contract pricing;

•	our inability to manage our relationships with information suppliers, software vendors or utility providers;

•	our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how;

•	our inability to execute our business plans including our inability to manage our growth;

•	our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships;

•	our inability to realize the book value of intangible assets;

•	our being required to pay significant refunds to CMS under our Medicare RAC contracts or significant changes to the Medicare RAC program;

•	declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process;

•	our success in attracting and retaining qualified employees and key personnel;

•	our inability to expand our retail business;

•	fluctuations in our results of operations;

•	our failure to maintain effective internal controls;

•	litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements or claims not covered by insurance;

•	healthcare spending fluctuations;

•	consolidation among healthcare payers or retailers;

•	slow development of the healthcare payment accuracy market;

•	negative publicity concerning the healthcare payment industry or patient confidentiality and privacy;

•	significant competition for our solutions;

•	risks associated with international operations;

•	general economic, political and market forces and dislocations beyond our control;

•	variations in our revenue between reporting periods due to timing issues;

•	our failure to comply with applicable federal, state, local and international privacy, security and data laws, regulations and standards;

•	changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide;

•	changes in tax laws and rules or in their interpretation or enforcement;

•	the timing and magnitude of shares purchased under our share repurchase program;

•	risks related to our substantial indebtedness and holding company structure;

•	volatility in bank and capital markets; and

•	provisions in our amended and restated certificate of incorporation.

See -Item 1A,  “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Available information

Our website address is www.cotiviti.com. Information that we furnish to or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to, or exhibits included in, those reports or statements are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. From time to time, in addition to copies of all recent press releases, we also post announcements, updates, events, investor information and presentations on our website at http://investors.cotiviti.com as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

Part i

Item 1.   Business

Overview

Cotiviti is a leading provider of analytics-driven payment accuracy and spend management solutions, focused primarily on the healthcare sector (89% of 2017 revenue). Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately  $3.4 billion in savings in 2017. We work with over 60 healthcare organizations, including a majority of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to approximately 30 retail clients (11% of 2017 revenue), including a majority of the ten largest retailers in the United States.

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

Timely and accurate healthcare claims processing is critical to the U.S. healthcare system. The administration of healthcare claims is complex and payment inaccuracies can occur for many reasons. We expect changes in the healthcare industry, such as increasingly complex reimbursement models, increased coding complexity, changing demographics and potential changes to the Affordable Care Act to further increase the need for our solutions. We support healthcare payers in managing the complexities in the claims payment process. Our analytics-driven solutions review claims for accuracy with respect to billing, contract compliance, payment responsibility and clinical appropriateness before and after claims are paid. In July 2017, we acquired RowdMap, a payer-provider, value-based analytics company. The RowdMap Acquisition broadens our data analytics capabilities and provides adjacent solutions to address additional drivers of medical spend and support the overall healthcare market shift from volume to value.

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

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships over time with many of the leading healthcare payers in the United States.  In 2017, we generated revenue from four new clients and five cross-sell clients which we believe will drive revenue growth in 2018 and beyond. The average length of our relationships with our ten largest healthcare clients is over ten years.  Additionally, we have substantially increased the annual savings captured by our healthcare clients over time.

We are also a leading provider of payment accuracy solutions to the retail market. Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms. We work with retail clients in the United States,  Canada and the United Kingdom to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions. In 2017, we generated over $550 million in savings for our retail clients.

For a further discussion of our two operating segments: (i) Healthcare and (ii) Global Retail and Other, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Segments” and Note 15 to the Consolidated Financial Statements.

Our track record of consistently delivering value for our clients has enabled strong growth in our revenue and profitability, especially within our core healthcare payer client base. For the years ended December 31, 2017, 2016 and 2015, our total revenue was $678.7 million, $625.2 million and $541.3 million, respectively. In these same periods, we generated net income of $138.2 million, $48.9 million and $13.9 million, respectively, representing 20.4%, 7.8% and 2.6% of revenue, respectively. Net income for the year ended December 31, 2017 was impacted by a $45.0 million net tax benefit related to the enactment of the Tax Act. Adjusted EBITDA was  $267.9 million, $239.7 million and $203.4 million, respectively, representing 39.5%, 38.3% and 37.6% of revenue, respectively. For a reconciliation of net income to Adjusted EBITDA, a measure not calculated in accordance with GAAP, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How we Assess Our Performance—Adjusted EBITDA.”

The Healthcare Payment Process

Timely and accurate healthcare claims processing is critical to the U.S. healthcare system. This process is complicated and involves applying specific codes, policies and contracts, cross-referencing disparate data sources and, in many cases, adhering to regulatory requirements. To ensure prompt and accurate claims reimbursement, payers utilize internal processes and systems and third party solutions to review claims and apply analytics throughout the claims payment process. The following graphic represents the healthcare claims payment process and where Cotiviti provides payment accuracy solutions.

After delivering care, a provider initiates the claims payment process by submitting a claim for reimbursement to the patient's health insurance carrier (Step 1). The insurance carrier (payer) uses internal and external tools to conform the claim to its claims processing system: it validates that the patient is a member; that the services provided were eligible under the member's benefits; and that appropriate prior authorizations were in place. The payer then adjudicates the claim by applying the provider's contract and fee schedule to the claim along with any claim system edits (Step 2). During this adjudication process, the payer uses payment accuracy solutions to perform claim reviews for information discrepancies between the provider's submission and the payer's payment policies. These reviews range in complexity and can be executed by the payer or by third party solutions. After the claim has been adjudicated but before the claim is paid, the payer may utilize the advanced, automated analytical solutions that Cotiviti provides to review the claim to identify additional discrepancies (Step 3). If the prepayment review identifies a claim inaccuracy, the payer makes the correction and pays the corrected claim (Step 4).

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

Our Solutions

We apply our analytics-driven payment accuracy solutions at multiple points across the client's claims processing cycle. Our extensive library of complex payment analytics is designed to identify, select and make recommendations for correct application of contracts and coding to meet client payment policies. Following is a description of our solutions:

Prospective Claims Accuracy Solutions. Our prospective claims accuracy solutions help our healthcare clients identify and address claim discrepancies immediately following claim adjudication and before a claim is paid to a healthcare provider. We help our clients ensure that claims payments meet regulatory, compliance, industry and health plan requirements based on correct coding and clinical guidelines. We customize, configure and integrate our payment policy algorithms to enhance our clients' claims payment systems and automatically and efficiently review our clients' adjudicated claims. By directly interfacing with our clients' systems, our solutions analyze claims either in real-time or in batch processes. Our algorithms apply our proprietary library of current payment policies including industry, regulatory and medical specialty coding requirements as well as customized health plan rules. We review claims on a transactional as well as longitudinal basis, evaluating against our accumulated claims data, to make accurate payment policy recommendations. We believe that our differentiated content library, configurable algorithms and other post-adjudication software tools provide our clients with a more thorough and client-specific analysis of claims than other claim adjudication systems, creating more value for our clients. In 2017,  we received approximately  $84 billion in claims to analyze for prospective claims accuracy.

Retrospective Claims Accuracy Solutions. Our retrospective claims accuracy solutions help health insurers identify and resolve payment inaccuracies after a claim has been paid to a healthcare provider. These solutions utilize sophisticated analytics and data mining tools to identify potential inaccuracies. Our claim analytics include longitudinal reviews of data to identify discrepancies that may span multiple claims and time periods. Our analytics are configurable to our clients' claims payment processes and enable us to prioritize areas of review based on our clients' operational and financial objectives. If expert validation is required, our claims analysts conduct a deeper review of more complex reimbursement issues. In analyzing claims retrospectively, we leverage additional information sources and broader data sets beyond the claims files, many of which only become accessible post-payment. These data and retrospective analytics enable reviews of a variety of payment accuracy categories, including issues relating to coordination of benefits, member eligibility and provider adherence to complex contract conditions. We also can provide clinical chart validation for our clients, in which our certified clinical and coding specialists review the clinical documentation associated with a claim. Clinical chart validation provides our clients with broader payment accuracy reviews beyond claims files analysis, including more complex clinical appropriateness and payment policies. We believe that our combination of retrospective analytics and clinical and coding expertise provides our clients with more thorough and configurable solutions than they are able to develop on their own, leading to increased savings for our clients. In 2017, we received approximately $563 billion in claims to analyze for retrospective claims accuracy.

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

With our RowdMap Risk-Readiness® Platform, we help clients identify and reduce waste associated with low-value care from inefficient and unnecessary services. This platform develops benchmarks on physicians and hospitals within most zip codes in the United States. The Risk-Readiness solution applies proprietary analytics against data sources including comprehensive CMS information, clinical policies,  health guidelines and value-based analytics to evaluate provider performance across multiple dimensions. Based on these benchmarks, RowdMap develops a Risk-Readiness Network Efficiency Score to measure the efficiency of a provider network. Clients may use these insights in many ways including network sculpting, contracting and payment differentiation.

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

The market for payment accuracy solutions is large and growing, driven by increasing healthcare costs and payment complexities. From 2006 to 2016, healthcare costs in the United States grew at a 4.5% compounded annual growth rate to $3.3 trillion and increased 4.6% in 2017 to $3.5 trillion. According to CMS, healthcare costs are expected to continue to grow at an average annual growth rate of 5.6% through 2026 reaching $5.7 trillion. The introduction of new reimbursement models, the increase in coding complexity and the shift to managed care plans within government healthcare are expected to further increase the complexity of healthcare payments.

We believe that there is substantial opportunity for continued growth in the payment accuracy solutions market. We estimate that there was over $1 trillion in unnecessary or wasteful spending in the U.S. healthcare system in 2017. We provide Healthcare payers with payment accuracy solutions in an effort to identify and resolve these inaccurate billings. We believe payers will continue to make investments in payment accuracy solutions. With the RowdMap Acquisition and their Risk-Readiness® platform, we can address the unnecessary and inefficient care estimated to be delivered. We estimate that our combined solutions address approximately $600 billion of the total wasteful spending in the U.S. healthcare system.

(a)Source: U.S. National Academy of Sciences’ Institute of Medicine and CMS and company estimates

We believe we are well positioned to benefit from the below principal drivers of growth in the payment accuracy solutions market:

•

Increasingly complex reimbursement models. We believe that reimbursement models will continue to become more complex as healthcare payers accommodate new markets and new lines of business. A broader focus on value-based reimbursement and consumer engagement programs, which are designed to reduce costs and improve patient outcomes, adds an additional layer of complexity as payments are migrated from a fee-for-service basis to value-based and risk sharing models. As a result, healthcare payers must reconcile additional data sources, contracts with multiple provider networks and longitudinal episodes of care over time, driving demand for payment accuracy and risk-readiness solutions.

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

•

Changing demographics. An aging and sicker population is driving rising healthcare costs, increased utilization of prescription drugs and increased co-morbidities within patient populations. As the population ages, the number of higher-cost Medicare beneficiaries has increased from 41.5 million in 2005 to 55.9 million in 2016 and is estimated to grow to 72.0 million in 2025. As a result of both high and growing costs, healthcare insurers, the federal government and each of the state governments are under pressure to reduce costs while improving access to care and the quality of patient outcomes, creating a greater demand for highly efficient payment review solutions.

•

Shift to managed care plans within government healthcare. Individuals who receive government sponsored healthcare are transitioning from direct fee-for-service coverage to managed care network models through Medicare Advantage and managed Medicaid plans. The percentage of Medicare eligible patients enrolled in a Medicare Advantage plan has steadily increased from 22% in 2008 to 35% as of December 2017. Additionally, many state-administered Medicaid programs are alleviating budget constraints by contracting with private health insurers to manage a growing number of Medicaid eligible enrollees. The shift to managed care networks and increase in individuals covered by private health insurers increases the opportunity for commercially focused payment accuracy solutions such as ours.

•

Consolidation of managed care companies. Managed care providers are going through a period of consolidation driven by regulatory and competitive dynamics. Larger plans have historically been strong adopters of payment accuracy solutions. With a client base including over 60 healthcare organizations, including a majority of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, we believe we are well positioned to benefit from managed care consolidation.

Our Strengths

Our operational and financial success is based on the following key strengths:

•

Broad suite of specialized solutions. We offer a broad suite of analytics-driven payment accuracy solutions that deliver measurable value to our clients and are highly configurable across provider settings and claim types. Our suite of solutions includes prospective and retrospective analytics that review billing accuracy, contract compliance, payment responsibility, clinical appropriateness and network risk-readiness assessments. We believe that the breadth of our solutions across multiple points in the claims payment process and the depth of our expertise and capabilities are difficult for any single healthcare payer to replicate.

•

Large and expanding library of information and knowledge assets. Our robust library of information assets includes proprietary algorithms and concepts developed by our research teams over more than 15 years. We believe that our library of accumulated information and unique knowledge assets, including those acquired with RowdMap, is a differentiator that is difficult to replicate by current or potential competitors and provides a competitive advantage. We continuously expand and improve the quality of our library by regularly incorporating new claims data and up-to-date algorithms and concepts. We also have a team of full-time, dedicated, doctors, nurses, claims coders, auditors and other experts focused on developing new proprietary algorithms and analytics assets for our payment accuracy solutions. Additionally, our team of specialists monitors hundreds of content sources on medical and payment policy to ensure our algorithms and concepts incorporate the latest standards.

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

•

Aligned financial model that delivers measureable return. Our financial performance is directly tied to the savings we deliver to our clients. The majority of our contracts are structured such that we receive a percentage of the savings that we help our clients achieve. We have consistently generated a high return on investment for our clients as a result of our aligned financial model. The savings we deliver are incremental to our clients' internal payment accuracy capabilities. As a result, we can provide a substantial contribution to our clients' earnings and create strong alignment and durability in our client relationships. In 2017, 2016 and 2015, our commercial healthcare clients realized approximately  $3.4 billion, $3.3 billion and $2.7 billion, respectively, in savings using our solutions.

•

Long-standing and expanding client relationships. Our client base includes the largest and most recognized healthcare plan organizations in the United States, including a majority of the 25 largest U.S. commercial, Medicaid and Medicare managed health plans, as well as CMS. The average length of our relationships with our top ten healthcare clients is over ten years. We also have strong, long-standing relationships with approximately 30 retail clients, including a majority of the ten largest U.S. retailers. We believe our robust client relationships and strong client retention rates reflect a high level of satisfaction with our solutions. Our clients’ satisfaction results from how we deliver solutions by configuring our algorithms and analyses to align with their operational, financial and network management priorities.

•

Attractive operating model. We believe we have an attractive operating model due to the recurring nature of our revenue, the scalability of our solutions and the low capital intensity/high free cash flow conversion of our business. Our information asset and technology platform is highly scalable, which allows us to accommodate significant additional transaction volumes with limited incremental costs. We have low capital needs that allow us to generate strong cash flow. Our capital expenditures as a percentage of revenue were 5.5%, 5.6% and 4.2% during the years ended December 31, 2017, 2016 and 2015, respectively. We believe our recurring revenue, combined with our scalable solutions and low capital needs, will continue to contribute to our long-term growth, strong operating margins and flexibility in allocating capital.

•

History of innovation. We have a long history of developing innovative solutions which we continuously incorporate into our suite of offerings. Many of our solutions have been generated as a response to complex client issues. This development process has continually enhanced our solutions, thereby optimizing the value we deliver to our clients over time and allowing us to thrive in an ever-changing and increasingly complex healthcare environment. Our track record of innovation is strengthened by the diverse backgrounds of our clinical and coding specialists who continually and consistently update and develop our content library and analytical algorithms as we identify new ways to accelerate value creation for our clients.

•

Experienced management team with a track record of performance. Our leadership team has extensive and relevant expertise in the payment accuracy market. Our management has a proven track record in adapting to clients' needs and developing innovative analytical solutions to drive growth and profitability.

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

•

Cross-sell our portfolio of solutions. We believe we have a significant opportunity to further cross-sell our prospective and retrospective solutions to existing clients as we have cross-sell opportunities across approximately half of our healthcare client base. We continue to actively engage with existing clients to cross-sell our solutions. In 2017, we generated revenue from five successful cross-sells with existing clients.

Expand our client base. There is an opportunity to increase our client base of healthcare payers by targeting new relationships. The top 100 healthcare payers that are not our existing clients made approximately $180 billion in payments in 2017. We are pursuing these healthcare payers as potential new clients by leveraging our proven value proposition, leadership position, track record of performance and the strong references provided by our diversified client base of leading health plans. The addition of new clients creates revenue growth opportunities for future periods. In 2017, we generated revenue from four new healthcare clients.

Continue to innovate. We plan to enhance our existing solutions by utilizing the most current digital technologies to develop new concepts and analytical algorithms and improve our information assets to allow us to expand our value creation for clients. We also plan to continue to improve our processes and upgrade our technology infrastructure to improve the efficiency with which we deliver our solutions. Additionally, we will continue to monitor the evolution of the healthcare environment and develop new solutions in anticipation of increasing complexity in reimbursement models to supplement our core payment accuracy solutions.

Selectively pursue acquisitions and strategic partnerships. We plan to selectively pursue acquisitions and strategic partnerships to (i) accelerate the pace of innovation and expansion of our core solutions, (ii) provide cross-sell opportunities, (iii) offer complementary data, technologies or industry expertise to our existing analytics-driven payment accuracy solutions or (iv) expand our market opportunity beyond payment accuracy to other dimensions of healthcare waste, potentially including missed prevention opportunities, inefficiently delivered services, excessive administrative costs and unnecessary services. We have a successful track record of identifying, acquiring and integrating high-quality solutions providers that complement and enhance the value of our existing solutions, as demonstrated by the RowdMap Acquisition.

Retail Payment Accuracy Solutions

We are a leading provider of payment accuracy solutions to retailers in the United States,  with additional clients in Canada and the United Kingdom, with over 35 years of experience. We serve approximately 30 retail clients, including a majority of the ten largest retailers in the United States. Our relationships with these clients tend to be long-term, with an average tenure of more than ten years.

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

We provide value to retailers by helping them identify and recover payments to suppliers of goods and services that are inconsistent with contractual or agreed upon terms. We use automated analytics capabilities and experienced teams to review supplier agreements, invoices, purchase orders, promotions and other transactions and identify discrepancies in merchandise procurement, logistics and other services transactions. In 2017, we generated over $550 million in savings for our retail clients.

Seasonality

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter-to-quarter may fluctuate and is dependent on various factors, including, but not limited to: a reset of member liability; timing of special projects; implementation delays; timing of inaccurate payments being prevented or recovered; industry utilization trends; and the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance.

Sales and Marketing

Our sales and marketing activities are focused on increasing the scope of claims reviewed by our solutions, cross-selling our solutions to our existing clients and generating new clients. Our sales and client services professionals sell our solutions directly to clients and manage the ongoing client relationships. Marketing activities for our healthcare and retail solutions include: targeted, direct marketing; advertising; tradeshow participation; workshops; web-based marketing activities; e-newsletters; and customer and industry conferences.

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

In the healthcare payment accuracy market, we compete primarily with other payment accuracy vendors, fraud, waste and abuse claim editors and predictive analytics companies, Medicare RACs, healthcare consulting firms and other third party liability services providers. Competitors for our healthcare solutions include Optum, Inc., Verscend Technologies, Inc. (f/k/a Verisk Health, Inc.), Change Healthcare Corporation, HMS Holdings Corp., The Rawlings Group, Equian, LLC, Zelis Healthcare Corporation and other, smaller companies. In addition, most healthcare payers, including a number of our clients, also have the ability to perform some or all payment accuracy functions in-house.

In the retail payment accuracy market, we compete primarily with PRGX Global, Inc. as well as a number of smaller companies that do not have a material share of the retail payment accuracy market.

Intellectual Property

We rely on a combination of confidentiality agreements with our clients, employees, consultants, subcontractors and other parties as well as other security measures, such as information access and distribution controls, to establish and protect our proprietary technology, information, processes and know-how that comprise our solutions. We also have brands that have goodwill in the markets that we serve, and we rely on trademarks to protect our related rights.

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

The Patient Protection and Affordable Care Act

In the United States, federal and state legislatures and agencies periodically consider healthcare reform measures that may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Our business could be affected by changes in healthcare laws including the Affordable Care Act, which was signed into law in March 2010 and has been under consideration for repeal or restructuring by the current administration. The Affordable Care Act has changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. The Affordable Care Act has created major changes in how healthcare is delivered and reimbursed and generally increased access to health insurance benefits to the uninsured and underinsured population of the United States. Among other things, the Affordable Care Act has increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Many of these provisions could be modified or eliminated by Congress or the executive branch. Congress has considered several bills to repeal all, or certain parts, of the Affordable Care Act. For example, the Tax Act enacted in December 2017 eliminated the tax penalty, beginning in 2019, for individuals who fail to enroll in a qualified medical plan, as mandated by the Affordable Care Act. The change to this provision could result in a significant number of individuals deciding to forgo health insurance, which could have an impact on premiums and healthcare spending overall.

While many of the provisions of Affordable Care Act will not be directly applicable to us, the Affordable Care Act, as enacted, affects the business of our healthcare clients as well as the Medicaid programs of the states with which we have contracts, which may in turn affect our business. Many of the changes promulgated by the Affordable Care Act require implementing regulations which have not yet been drafted or have been released only as proposed rules. Until the Affordable Care Act is fully implemented, and because there is uncertainty concerning the future of the Affordable Care Act, it will be difficult to predict its full impact and influence on the healthcare industry. As a result, it is difficult to predict the impact the Affordable Care Act will have on our business given the threats to and uncertainty surrounding the Affordable Care Act.

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

HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, as well as breach notification procedures for breaches of PHI and penalties for violation of HIPAA's requirements for entities subject to its regulation. Violations of HIPAA's requirements may result in civil and criminal penalties. Civil penalties may be up to $55,500 per violation with a maximum civil penalty of $1.65 million in a calendar year for violations of the same requirement. These amounts may be adjusted periodically for inflation. Moreover, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.65 million. Recent enforcement actions by HHS for HIPAA violations have imposed penalties of up to $5.6 million. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals' health information. HHS is currently conducting audits to assess HIPAA compliance efforts by covered entities and business associates and is authorized to establish a permanent program for the future.

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

Healthcare Administrative Simplification

HIPAA mandates a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions, to encourage electronic commerce in the healthcare industry. The standard transaction regulations established under HIPAA mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. We have adapted our solutions to ICD-10, the current coding system effective for all Medicare claims with a date of service after October 1, 2015.

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

Employees

As of the year ended December 31, 2017, we had approximately 3,300 employees including approximately 2,300 domestic employees and approximately 1,000 international employees. None of our employees are represented by labor unions. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Item 1A. Risk Factors

Our business, financial condition, operating results and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described below. Any one or more of such factors, some of which are outside of our control, could directly or indirectly cause our financial condition and operating results to vary materially from our past or anticipated future financial condition or operating results. These risk factors may be important to understanding any statement made by us in this Annual Report or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Risks Relating to Our Business

Our business and future growth depend on our ability to successfully expand the scope of claims reviewed for, and cross-sell additional solutions to, our existing client base. Additionally, if our existing clients do not renew their agreements with us, renew at reduced performance fee or service levels, or prematurely terminate their agreements with us, it could have a material adverse effect on our business, financial condition and results of operations.

We historically have derived, and expect in the future to derive, a significant portion of our revenue from our existing clients and, accordingly, we are reliant on ongoing renewals of our agreements with existing clients. As a result, maintaining a high renewal rate and selling additional solutions to our existing clients is critical to our future growth and our business, financial condition and results of operations. We may experience significantly more difficulty than we anticipate in renewing our existing client agreements or selling additional solutions to them. Factors that may affect the renewal rate for our services and our ability to sell additional solutions include:

•	the price, performance and functionality of our solutions;
•	the availability, price, performance and functionality of competing solutions;
•	our clients’ perceived ability to review claims accurately using their internal resources;
•	our ability to evolve our solutions to meet our clients’ needs;
•	our ability to develop complementary solutions;
•	our continued ability to access the data necessary to enable us to effectively develop and deliver new solutions to clients;
•	the stability and security of our platform;
•	changes in healthcare laws, regulations or trends; and
•	the business environment of our clients.

Contracts with our clients generally have stated terms of one to five years. Our clients have no obligation to renew their contracts for our services after the term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, may renew with a reduced scope of services, may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts to adjust service volumes, or may terminate the agreement prior to its contracted completion date, if any, which could reduce our revenue from these clients. If our clients fail to renew their agreements, renew their agreements upon less favorable terms, at lower performance fee levels or for fewer services, fail to purchase additional solutions from us, or terminate their agreements with us, and we are unsuccessful in generating significant revenue from new or other existing clients to replace any lost revenue, our growth may be constrained and our revenue may decline which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to innovate and develop new solutions, or if these new solutions are not adopted by existing and potential clients, it could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations and continued growth will depend on our ability to successfully develop and market new solutions that our existing and potential clients are willing to adopt. We must continue to invest significant resources in research and development to enhance our existing solutions and develop new solutions. We cannot provide assurance that our new or enhanced solutions will be responsive to client preferences or industry changes, or that the product and solutions development initiatives we prioritize will yield the gains that we anticipate, if any.

If we are unable to predict market preferences or if our industry changes, or if we are unable to modify our current solutions or develop new solutions on a timely basis, we may lose clients or fail to attract new clients. If existing clients are not willing to adopt new solutions, or if potential clients do not value such new solutions, it could have a material adverse effect on our business, financial condition and results of operations.

We have long sales and implementation cycles for many of our solutions and if we fail to close sales after expending time and resources on the sales process, or if we experience delays in implementing the solutions we sell, it could have a material adverse effect on our business, financial condition and results of operations.

Potential clients generally perform a thorough evaluation of available payment accuracy solutions and require us to expend time, effort and money educating them as to the value of our solutions prior to entering into a contract with them. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients’ budgetary constraints or for other reasons. In addition, following a successful sale, the implementation of our systems frequently involves a lengthy process, as we integrate our technology with the new client’s technology and learn the new client’s business, operations and billing processes and preferences. If we are unsuccessful in closing sales after expending funds and management resources or if we experience delays in such sales, it could have a material adverse effect on our business, financial condition and results of operations. In addition, during implementation cycles, we expend significant time and resources and we do not recognize any revenue and, even if implementation has begun, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. Implementation for a given client may be canceled, as our contracts typically provide that they can be terminated for any reason or no reason on notice. In addition, implementation may be delayed, or the target dates for completion may be extended into the future, for a variety of reasons, including the needs and requirements of the client. If implementation periods are extended, our provision of our solutions will be delayed, and our financial condition may be adversely affected. In addition, delay or cancellation in implementing our solutions could result in delays in recognizing revenue or fluctuations in our results of operations as well as loss of time, effort and expenses invested in the implementation process, adversely affecting our future operating results.

Because most of our revenue each quarter is derived from agreements entered into with our clients during previous quarters, the negative impacts resulting from a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue or results of operations for that quarter. Such declines, however, could negatively affect our revenue and results of operations in future periods. Our sales and implementation cycles also make it difficult for us to rapidly increase our total revenue through additional sales in any single period and may contribute to fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors.

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

If our applications and solutions do not function reliably or fail to achieve client expectations, clients could assert claims against us and/or attempt to cancel their agreements with us. In addition, performance problems, defects or errors in our solutions may arise in the future and may discourage existing or potential clients from purchasing new or additional solutions from us. Corrections of defects or errors could be time consuming, costly, impossible or impracticable. The existence of errors or defects in our applications or solutions could divert our resources from other business matters, damage our reputation, harm investor confidence, increase our costs, and have a material adverse effect on our business, financial condition and results of operations,

If we are unable to develop new client relationships, it could have a material adverse effect on our business, financial condition and results of operations.

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

We generate a significant portion of our revenue from a limited number of large clients. Our first-, second- and third-largest clients accounted for approximately 13%, 11% and 10% of our revenue for the year ended December 31, 2017. In addition, our ten largest clients, in the aggregate, accounted for approximately 59% of our revenue for the year ended December 31, 2017. The engagement between these clients and us generally is covered through a master services agreement with multiple separate statements of work, each with different and/or staggered terms, generally ranging from one to three years. In addition, we rely on our reputation and recommendations from key clients to promote our solutions to potential new clients. Accordingly, if any of these clients fail to renew or terminate their existing contracts or their statements of work with us, or cease to provide us with statements of work under existing master services agreements, it could have a material adverse effect on our business, financial condition and results of operations.

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

We derive a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a subscription basis, flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fee-for-service and subscription contracts where applicable, as required under GAAP, we cannot provide assurance that our contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to our initial strategy regarding intellectual property protection, we currently hold one patent that does not apply to our current solutions and we have filed a limited number of provisional and non-provisional patent applications, which may or may not result in an issued patent or patents. In addition, the examination process with respect to our applications may require us to narrow our claims. To the extent that any patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages or may be successfully challenged by third parties, and competitors may be able to independently develop similar or superior technologies, reducing or eliminating the value of any patent that we may be granted.

We rely on our trademarks, service marks, trade names and brand names to distinguish our services and solutions from those of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks were successfully challenged, we could be forced to rebrand our services or solutions, which could result in loss of brand recognition and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, if we expand our focus to the international payment accuracy market, there is no guarantee that our trademarks, service marks, trade names and brand names will be adequately protected.

If we are unable to protect our proprietary technology, information, processes and know-how, the value of our solutions may be diminished, which could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to protect our intellectual property or other proprietary information. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Misappropriation of our intellectual property or other proprietary information by third parties, disclosure or dissemination of our business intelligence, queries, algorithms and other proprietary information by any means, or independent development of technologies or solutions the same as or similar to ours could reduce the differentiation of our solutions, undermining competitive advantages we currently derive or may derive therefrom and harming our business, reducing the value of our investment in development or business acquisitions or resulting in third parties making claims against us related to losses of their confidential or proprietary information. Any of these situations could result in our expending significant time and incurring expense to enforce our intellectual property rights. Although we have taken measures to protect our proprietary rights, others may compete with our business by offering solutions or services that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or misappropriation by third parties or our employees, the value of our solutions, brand and other intangible assets may be diminished and competitors may be able to more effectively offer solutions that have the same or similar functionality as our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to execute on our business plans will be negatively impacted if we fail to meet objectives under our business initiatives including to properly manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

We are continually pursuing business initiatives to update our technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives. In particular, in recent years, the size and the scope of our business operations have expanded rapidly, particularly as a result of the Connolly iHealth Merger, and we expect that we will continue to grow and expand into new areas within the healthcare industry. However, such growth and expansion carry costs and risks that, if not effectively managed, could have a material adverse effect on our business, financial condition and results of operations. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our clients’ needs and to changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies and could negatively impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully integrate future acquisitions or strategic partnerships that we may enter into, we may not realize the anticipated benefits of any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.

We have previously and expect in the future to pursue acquisitions to expand and diversify our business, solutions or technology. For example, on July 14, 2017, we acquired RowdMap. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships or that any future acquisitions or strategic partnerships will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. The pursuit of potential acquisitions or the integration of consummated acquisition could divert management attention and cause us to incur expenses for identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Client dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from any acquisitions or strategic partnerships including the RowdMap Acquisition, due to a number of factors, including:

•

inability or difficulty integrating and benefiting from acquired technologies, solutions or clients in a profitable manner, including as a result of reductions in operating income, increases in expenses, failure to achieve synergies, or otherwise;

•	unanticipated costs or liabilities associated with the acquisition or strategic partnership;
•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•	adverse effects to our existing business relationships and clients or to the acquisition’s business relationships and clients as a result of the acquisition or strategic partnership;
•	loss of key employees, particularly those of the acquired business;
•

assumption of potential liabilities of the acquired business, including regulatory noncompliance or  acquired litigation, and expenses from the acquired business for contractual disputes, infringement of intellectual property rights, data privacy violations or other claims;

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business; and
•	use of substantial portions of our available cash or assumption of additional indebtedness to consummate an acquisition.

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

As of December 31, 2017, we have $1,251.4 million of goodwill and $492.0 million of net intangible assets, primarily related to the Connolly iHealth Merger and from other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. In the event that the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. In the event that we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected if the terms of our current Medicare RAC program contracts are substantially changed or if CMS seeks significant refunds under our original Medicare RAC program contract.

During 2017, we had three effective Medicare RAC contracts: our original Medicare RAC contract and two new Region 2 (Central U.S.) and Region 3 (Southeast U.S.) Medicare RAC contracts. Active recovery auditing under our original Medicare RAC contract ended in July 2016, and the contract terminated in accordance with its terms on January 31, 2018. We began reviewing medical charts under the new Region 2 and Region 3 Medicare RAC contracts, which have one year initial terms, with multiple one year renewal options at the election of CMS, in the first quarter of 2017.

CMS has discretion with respect to the number of claims and types of concepts that Medicare RAC contractors may audit. For example, CMS has suspended the review of certain types of claims, and, effective October 1, 2015, shifted the responsibility for initial medical reviews for certain claims, many of which were profitable to us, to Quality Improvement Organizations. There can be no assurance that CMS will lift its suspension of such reviews and CMS may determine to restrict the types of claims its payment accuracy providers review even further. The continued suspension of these reviews, changes to review strategies and any other changes to the Medicare RAC program could have a material impact on our future revenue under our new Medicare RAC contracts.

In addition, on August 29, 2014, CMS announced that it would settle with hospitals willing to withdraw inpatient status claims currently pending in the Medicare RAC appeals process by offering to pay hospitals 68% for all eligible claims under appeal. CMS then indicated to us and the other Medicare RACs that we will only be entitled to the contracted contingency fee on the settled amounts of the claims, or 32% of the original claim amounts. Based on the initial lists of finalized settlements provided by CMS, if CMS were successful in adjusting the contracted contingency fee, we would be required to refund CMS approximately $22.3 million in Medicare RAC contingency fees due to these adjustments, which is in excess of the amount we have accrued for these settlements. In 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient status claims currently under appeal beginning on December 1, 2016. These additional settlements could result in CMS claims that it is entitled to additional refunds, however, CMS has not asserted any such claims since the initial communication and the amount of additional claims, if any, cannot be determined at this time. Although we accrue an estimated liability for appeals based on the amount of fees subject to appeals, closures, or other adjustments, and we similarly accrue an allowance against accounts receivables related to fees yet to be collected, the impact of CMS’ settlement offer to hospitals remains uncertain. We have and continue to vigorously dispute any obligation to repay contingency fees related to claims settled as part of CMS’s hospital settlement initiative. Our original Medicare RAC contract with CMS expired on January 31, 2018. As a result of the contract expiration, we believe our obligation under the settlement processes described above expired. See Note 20 to our consolidated financial statements for further information.

We believe that our Medicare RAC contracts with CMS represent a significant future business opportunity for us. If the types of claims subject to recovery audits under our new Medicare RAC contracts is significantly reduced or subject to suspension or delay, if CMS fails to renew the new contracts at the end of any term, if CMS seeks significant refunds from us in connection with its settlement process, or if CMS imposes or implements other changes to the Medicare RAC program that materially reduce our revenue or profitability associated with the Medicare RAC program, any such change, action or delay could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain and enhance awareness of our brand, our future growth rate might be impacted and our business might suffer.

Maintaining and enhancing awareness of our brand in a cost-effective manner is critical to continuing the widespread acceptance of our existing solutions and is an important element in attracting new clients and in attracting and retaining qualified employees. The promotion of our brands may require us to make substantial investments which may become not only increasingly important, but also increasingly difficult or expensive as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide value to clients through our solutions. Our efforts to build and maintain our brand have involved and will continue to involve significant expense, and may not yield increased revenue. In addition, third parties’ use of trademarks and branding similar to ours could materially harm our business or result in litigation or other expenses. If we fail to successfully maintain our brand, or incur substantial expenses in attempts to maintain our brand, it could have a material adverse effect on our business, financial condition and results of operations.

We obtain a portion of our business through submitting responses to requests for proposals, or “RFPs.” Future contracts may not be awarded through this process on the same level and we may not re-procure certain contracts.

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

Our success depends, in part, on the continued service and availability of key personnel.

Our success and future growth is dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our business and growth strategies successfully. We cannot provide assurance that we will be able to continue to retain our executive officers, senior managers or other key personnel or attract additional key personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to attract and retain qualified employees.

Our ability to operate our business and provide our solutions is dependent on our ability to recruit, employ, train and retain the skilled personnel who have relevant experience in the healthcare and retail industries as well as information technology professionals who can design, implement, operate and maintain complex information technology systems. For example, certain of our employees in our healthcare division must either have or rapidly develop a significant amount of technical knowledge with regard to medical insurance coding and procedures. In addition, certain of our retrospective claims accuracy solutions rely on a team of trained registered nurses or medical coding professionals to review medical information and provide feedback with respect to the medical appropriateness of care provided. Innovative, experienced and technologically proficient professionals, qualified nurses and experienced medical coding professionals are in great demand and are likely to remain a limited resource. Our ability to recruit and retain such individuals depends on a number of factors, including the competitive demands for employees having, or able to rapidly develop, the specialized skills we need and the level and structure of compensation required to hire and retain such employees. We may not be able to recruit or retain the personnel necessary to efficiently operate and support our business. Even if our recruitment and retention strategies are successful, our labor costs may increase significantly. In addition, our internal training programs may not be successful in providing inexperienced personnel with the specialized skills required to perform their duties. If we are unable to hire, train, motivate and retain sufficient personnel with the requisite skills without significantly increasing our labor costs, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our use of accounting estimates involves judgment and actual results could differ, and ineffective internal controls could adversely impact our business and operating results.

The methods, estimates, and judgments that we use in applying accounting policies have a significant impact on our results of operations. For more information on our critical accounting policies and estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies", of the notes to our consolidated financial statements, each included elsewhere in this Annual Report on Form 10-K. These methods, estimates, and judgments are subject to significant risks, uncertainties, and assumptions, and changes could affect our results of operations.

In addition, our internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of our consolidated financial statements. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information accurately on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, may not be in compliance with the covenants under our credit facilities and incur additional costs. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, financial condition and results of operations, further harm investor confidence, and negatively impact the trading price of our common stock.

We may be a party to litigation, regulatory actions or other dispute resolution proceedings. Adverse judgments or settlements in any of these proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are subject and may be a party to lawsuits and other claims that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to, for example, contracts, subcontracts, protection of confidential information or trade secrets, wage and benefits, employment of our workforce or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We also may be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we receive from government clients, we may be subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the Federal False Claims Act, healthcare fraud, waste and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings, could have a material adverse effect on our business, financial condition and results of operations.

We could experience losses or incur liabilities not covered by insurance.

Our business exposes us to risks that are inherent in the provision of analytics. If clients or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our toolsets. We attempt to limit our liability to clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our business, financial condition and results of operations.

Risks Relating to Information Technology

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

We use, obtain and process large amounts of confidential, sensitive and proprietary data, including PHI subject to regulation under HIPAA and PII subject to state and federal privacy, security and breach notification laws. The secure processing and maintenance of this information is critical to our operations and business strategy and we use various proprietary and third-party information and security technology, software applications and other technology systems to do so. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. We are dependent on the continuity and effectiveness of our information and cyber security infrastructure, polices, procedures and capabilities to protect our systems and the data that reside on or are transmitted through them and contracted third-party systems. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation.

Our databases and systems, as well as those of our third party vendors, have been, and likely will continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, denial of service attacks, phishing and other cyber attacks. We also face risks associated with new personnel, as well as with new processes and technologies which are implemented from time to time to augment our security and privacy management programs. To date, we have seen no material impact on our business or operations from these attacks, however, we cannot guarantee that our security efforts or the security efforts of our third party vendors will prevent breaches or breakdowns to our or their databases or systems. If our security measures or those of the third party vendors we use who have access to this information are inadequate or are breached as a result of third party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including PHI and PII, on our systems or our providers’ systems, our reputation and business could be damaged. We cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third party vendors’ databases or systems. The occurrence of any of these events could cause our solutions to be perceived as vulnerable, cause our clients to lose confidence in our solutions, negatively affect our ability to attract new clients and cause existing clients to terminate or not renew their use of our services and solutions and severely damage our reputation and/or investor confidence in us. If the information is lost, improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties. Furthermore, we could be forced to expend significant resources in identifying and responding to any evolving threats or  vulnerabilities, or a security breach, including investigating the cause of the breach, repairing system damage, increasing cyber-security protection costs by deploying additional personnel and protection technologies, notifying and providing credit monitoring to affected individuals, paying regulatory fines and litigating and resolving legal claims and regulatory actions, all of which could increase our expenses and divert the attention of our management and key personnel away from our business operations. Techniques used in infiltrating or sabotaging systems change frequently and generally are not recognized until after they are launched. We may experience security or other breach incidents that remain undetected for a period of time. In addition, we continuously receive data feeds from our clients, so any infiltration of our clients’ systems may be transmitted to us.

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

Our solutions involve the use and disclosure of personal information that in some cases could be used to impersonate third parties or otherwise improperly gain access to their data or funds. If any of our employees or contractors take, convert or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our clients that are “creditors” under the federal “red flags” rules to comply with those rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with client accounts, which could be costly to our clients and to us. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Moreover, because many of the services we furnish to clients involve submitting high volumes of monetary claims to third parties and processing payments from them, the efficiency and effectiveness of our own operations are to some degree dependent on the claims processing systems of these third parties and their compliance on a timely basis with any new transaction and code set standards. Claims processing systems failures, incapacities or deficiencies internal to these third parties could significantly delay or obstruct our ability to recover money for our clients, and thereby interfere with our performance under our contracts and our ability to generate revenue from those contracts in the timeframe we anticipate, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Our use of “open source” software could adversely affect our ability to offer our solutions and subject us to possible litigation.

The products or technologies acquired, licensed or developed by us may incorporate “open source” software, and we may use open source software in connection with our solutions. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and solutions that are similar to or better than ours.

Risks Relating to Our Industry

Healthcare spending fluctuations, simplification of the healthcare delivery and reimbursement system, programmatic changes to the scope of benefits and limitations to payment integrity initiatives could reduce the need for and the price of our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions improve our healthcare clients’ ability to accurately pay healthcare claims and prevent or recover inaccurate payments, which often are a result of complexities in the healthcare claims payment system. Although the healthcare benefit and payment system continues to grow in complexity due to factors such as increased regulation and increased healthcare enrollment, the need for our solutions, the price clients are willing to pay for them and/or the scope and profitability of the solutions that we provide to our clients could be negatively affected by, among other things:

•

simplification of the U.S. healthcare delivery and reimbursement systems, either through shifts in the commercial healthcare marketplace or through legislative or regulatory changes at the federal or state level;

•

reductions in the scope of private sector or government healthcare benefits (for example, decisions to eliminate coverage of certain services or the possible repeal or restructuring of the Affordable Care Act);

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

The healthcare and retail industries have recently undergone significant consolidation and further consolidation could occur in the future. When companies consolidate, services provided by more than one provider may be consolidated and purchased from a single provider or they may renegotiate or not renew their existing contractual arrangements, which could lead to the loss of a client. Overlapping services that were previously purchased separately typically are purchased only once by the combined entity, resulting in loss of revenue for the service provider. If our clients merge with or are acquired by other entities that are not our clients, they may discontinue their use of our solutions or renegotiate the terms of our agreements. If an existing client of ours merges with or is acquired by a company that does not use payment accuracy solutions, we could lose our existing client. Finally, consolidation may also result in the acquisition or future development by our clients of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

The healthcare payment accuracy market is relatively new and unpenetrated, and if it does not develop or if it develops more slowly than we expect, it could have a material adverse effect on our business, financial condition and results of operations.

The healthcare payment accuracy market is relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether the healthcare payment accuracy market will achieve and sustain high levels of demand, client acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to demonstrate the value of payment accuracy solutions to healthcare payers and government agencies. If our current and future clients do not perceive the benefits of our solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our current healthcare solutions competitors include:

•	other payment accuracy vendors, including vendors focused on discrete aspects of the healthcare payment accuracy process;
•	fraud, waste and abuse claim edit and predictive analysis companies;
•	primary claims processors;

•	numerous regional utilization management companies;
•	in-house payment accuracy capabilities;
•	other Medicare RACs; and
•	healthcare consulting firms and other third party liability service providers.

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

Because we sell our solutions to retail clients located outside of the United States, our business is susceptible to risks associated with international operations.

We maintain operations outside of the United States which we may expand in the future. Conducting and expanding international operations subjects us to risks that we have not generally faced in the United States. These include:

•	exposure to foreign currency exchange rate risk;
•	difficulties in collecting payments internationally and managing and staffing international operations;
•	establishing relationships with subcontractors and suppliers in international locations;
•	increased travel, infrastructure and legal compliance costs associated with international locations;
•	burdens of complying with a wide variety of laws associated with international operations, including data privacy and security, taxes and customs, labor and employment, and intellectual property;
•	significant fines, penalties and collateral consequences if we fail to comply with anti-bribery laws;
•	heightened risk of improper, unfair or corrupt business practices in certain geographies;
•	potentially adverse tax consequences, including repatriation of earnings;
•	increased financial accounting and reporting burdens and complexities;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

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

The demand for our solutions may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. For example, the United States economy has, at times, experienced periods of contraction and both the future domestic and global economic environments may continue to be less favorable than those of prior years. In addition, the United Kingdom electorate voted on June 23, 2016, to exit the European Union (which has popularly been referred to as “Brexit”), resulting in market volatility that may continue during the Brexit negotiation process. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Government Regulation

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

In order to provide our services and solutions, we often receive, process, transmit and store PHI and PII of individuals, as well as other financial, confidential and proprietary information belonging to our clients and third parties (e.g., private insurance companies, financial institutions, etc.). The receipt, maintenance, protection, use, transmission, disclosure and disposal of this information is regulated at the federal, state, international and industry levels. We are also obligated under our contractual requirements with clients, who are themselves subject to extensive regulatory obligations and oversight. These laws, rules and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, as a result of the Omnibus Final Rule promulgated in 2013 pursuant to the HITECH Act, we became subject to direct federal regulation under HIPAA, which provides for governmental investigations, audits, enforcement actions and penalties.

HIPAA establishes privacy and security standards that limit our use and disclosure of PHI and requires us to implement administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of PHI, as well as notify our covered entity clients of breaches of unsecured PHI and security incidents. HIPAA also imposes direct penalties on us for violations of its requirements. In addition to HIPAA, we are subject to varying state laws governing the use and disclosure of PII, including medical record information, as well as state laws requiring notification in case of a breach of such information. The Omnibus Final Rule significantly increased the risk of liability to us and our business associate subcontractors both by making us directly subject to many of HIPAA’s requirements and by broadening the breach notification standard to make more incidents of inadvertent disclosure reportable and subject to penalties.

We act as a HIPAA “business associate” to our covered entity clients because we collect, use, disclose and maintain PHI to provide services to these clients. HIPAA requires us to enter into satisfactory written business associate agreements with our covered entity clients, which contain specified written assurances that we will safeguard PHI that we create or access and will fulfill other material obligations. Under the Omnibus Final Rule, we may be held directly liable under our business associate agreements and HIPAA for any violations of HIPAA. Therefore, we could face liability to our clients under our contracts with them as well as liability to the government under HIPAA if we do not comply with our business associate obligations and those provisions of HIPAA that are applicable to us. While we take measures to comply with applicable laws and regulations as well as our own internally disseminated privacy and security policies, such laws, regulations and related legal standards for privacy and security continue to evolve and any failure or perceived failure to comply with applicable laws, regulations and standards may result in threatened or actual proceedings, actions and public statements against us by government entities, private parties, consumer advocacy groups or others, or could cause us to lose clients, which could have a material adverse effect on our business, financial condition and results of operations. The penalties for a violation of HIPAA are significant and, if imposed, could have a material adverse effect on our business, financial condition and results of operations. While we have included protections in our contracts with our third party service providers as required by the Omnibus Final Rule, we have limited oversight or control over their actions and practices. In addition, we could also be exposed to data breach risk if there is unauthorized access to one of our or our subcontractors’ facilities or servers, to third-party enterprise cloud storage and cloud computing application services we use, or from lost or stolen laptops or other portable media, current or former employee theft of data containing PHI, misdirected mailings containing PHI, or other forms of administrative or operational error. HHS has the authority to conduct audits to assess HIPAA compliance efforts by covered entities and business associates, but it is unclear the extent to which HHS is currently conducting or plans to conduct audits in the future. As a result, we could be subject to an audit. An audit of us or our business associate subcontractors resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third party service providers, could have a material adverse effect on our reputation and business, including, among other consequences, mandatory disclosure to the media, public and regulators, loss of existing or new clients, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, indemnification costs and liability to third parties, if we breach any confidentiality obligations regarding client data, any of which could have a material adverse effect on our results of operations, financial position and cash flows. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

We are also subject to extensive and complex state privacy, security and data laws, regulations and standards, which may impose more restrictive requirements on us than under United States federal laws and regulations. Failure to comply with these enhanced standards could have a material adverse effect on our reputation, business, financial condition and results of operations.

We have clients in most of the 50 states and our solutions may contain healthcare information of patients located across most of the 50 states. Therefore, we may be subject to state privacy laws, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 per violation and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased client demands for enhanced data security infrastructure, could greatly increase our cost of providing our services and solutions, decrease demand for our services or solutions, reduce our revenue and/or subject us to additional liabilities.

Because we have international operations, we are also subject to government regulation in foreign jurisdictions, certain of which impose additional privacy requirements and restrictions on us, increasing our cost of doing business in those jurisdictions.

In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. The DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities, and our practice management services for practices along the Canadian border and our market research services could each involve the personal information of foreign residents. Failure to comply with these laws could increase our cost of providing our services and solutions, decrease demand for or restriction our ability to provide our services or solutions, reduce our revenue and/or subject us to additional liabilities in those jurisdictions.

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

Since January 2017, legislation has repealed and regulation has altered provisions of the Affordable Care Act impacting its core provisions, and a desire has been expressed by certain Administration officials and congressional leaders to continue to dismantle all or portions of the Affordable Care Act. For example, the Tax Act enacted in December 2017 eliminated the tax penalty, beginning in 2019, for individuals who fail to enroll in a qualified medical plan, as mandated by the Affordable Care Act. The change to this provision could result in a significant number of individuals deciding to forgo health insurance, which could have an impact on premiums and healthcare spending overall. There have also been judicial challenges to the Affordable Care Act and its component provisions, and we expect there will be additional challenges and amendments to, or possibly repeal or restructure of the Affordable Care Act in the future. As such, it is and will be difficult to predict this law’s full impact and influence on the healthcare industry.

In addition, we expect that there will be legislative and regulatory efforts to contain healthcare costs, reduce federal and state government spending on healthcare products and services and limit or restrict the scope of the Medicare RAC program and other program integrity initiatives. Healthcare stakeholders may react to changed circumstances and financial pressures, including those surrounding the implementation of the Affordable Care Act and uncertainty regarding its future structure or potential repeal, by taking actions such as curtailing or deferring their retention of service providers like us, which could reduce the demand for our solutions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

We have made and intend to continue to make investments in personnel, infrastructure and product development, as well as in the overall expansion of the services and solutions that we offer to support existing and new clients as they implement the requirements of the Affordable Care Act and other federal and state healthcare programs. However, future changes to the Affordable Care Act or other federal or state healthcare reform measures may lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, decrease the Medicare RAC program’s scope, or otherwise change the operating environment for us and our clients. If we are unable to adapt our solutions to meet changing requirements or expand service delivery into new areas, or the demand for our solutions is reduced as a result of healthcare organizations’ reactions to changed circumstances and financial pressures in the healthcare marketplace, it could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the federal government and a number of states have considered laws and/or issued rules and orders that would limit, restrict or wholly prohibit the use of non-U.S. labor in performance of government contracts, or impose sanctions for the use of such resources. In particular, federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the use or other disclosure of health information outside of the United States, and legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Some of our clients have chosen to contractually limit or restrict our ability to use non-U.S. resources. We employ personnel and occasionally engage vendors located outside of the United States, and while we endeavor to only employ non-U.S. personnel and vendors where appropriate and permissible, any such limitations or restrictions could require us to repatriate work currently being done outside the U.S. or prevent us from having additional work done outside the United States, raise our costs of doing business, expose us to unexpected fines or penalties, increase the prices we must charge to clients to realize a profit and eliminate or significantly reduce the value of existing contracts or potential contract opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our services could become subject to new, revised or enhanced regulatory requirements in the future, which could result in increased costs, could delay or prevent our introduction of new solutions or could impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is highly regulated on the federal, state and local levels, and is subject to changing legislative, regulatory, political and other influences. Changes to existing laws and regulations, or the enactment of new federal and state laws and regulations affecting the healthcare industry, could create unexpected liabilities for us, could cause us or our clients to incur additional costs and could restrict our or our clients’ operations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us or our clients, or to the specific services and relationships we have with our clients, is not always clear. In addition, federal and state legislatures periodically have considered or passed legislation to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Affordable Care Act and the efforts to amend, repeal or revise the Affordable Care Act, which have created ongoing uncertainty and potential costs for us and our clients. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and have a material adverse effect on our business, financial condition and results of operations.

Our services may become subject to new or enhanced regulatory requirements and we may be required to change or adapt our services in order to comply with these regulations. For example, the introduction of the ICD‑10 coding framework in 2015 presented challenges for our business, including requiring us to allocate resources to training and upgrading our systems. If we failed to successfully implement new coding frameworks or other new regulatory requirements, it could adversely affect our ability to offer services deemed critical by our clients, which could have a material adverse effect on our business, financial condition and results of operations. New or enhanced regulatory requirements may render our solutions obsolete or prevent us from performing certain services. Further, new or enhanced regulatory requirements could impose additional costs on us, thereby making existing solutions unprofitable, and could make the introduction of new solutions more costly or time consuming than we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in our level of taxes, or changes in tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

We have operations in most states within the United States as well as in Canada, the United Kingdom and India. Accordingly, we are subject to taxation in many jurisdictions with increasingly complex tax laws, the application of which can be uncertain and which are subject to amendment and changes in interpretation or enforcement. Changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.

Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in GAAP or other applicable accounting standards or by changes in the valuation of our deferred tax assets and liabilities. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control.

In particular, on December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. It is not clear how the Tax Act will be interpreted and implemented and, notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could ultimately be adversely affected.

In addition, we are subject to periodic examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and international tax authorities. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed or taxes paid in their state or country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. There can be no assurance that the final determination of any of these examinations will not have a material adverse effect on our financial condition and results of operations.

We have operations and client relationships outside of the United States and we could be materially adversely affected by violations of the FCPA and similar anti-bribery laws in non-U.S. jurisdictions.

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

As of December 31, 2017, we had $777.5 million outstanding principal amount under our First Lien Term Loans and availability under the Revolver of $99.5 million. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

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

The Restated Credit Agreement contains a financial covenant that requires compliance with a secured leverage ratio test set at 5.50:1.00, with stepdowns to 5.25:1.00 and 5.00:1.00 after September 30, 2018 and September 30, 2019, respectively, as of the period of four consecutive fiscal quarters recently ended, on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2016. Our ability to meet that financial ratio can be affected by events beyond our control and we cannot assure you that we will be able to meet that ratio. We were in compliance with this covenant as of December 31, 2017, but there can be no assurance that we will be in compliance with such covenant in the future.

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

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, clients and other counterparties. Any of these could result in a material adverse effect to our business, financial condition and results of operations.

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

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock may become highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	market conditions in the broader stock market;
•	actual or anticipated variations in our quarterly financial and operating results;
•	developments in the healthcare industry in general or in the healthcare payment or claims processing markets in particular;
•	variations in operating results of similar companies;
•	introduction of new services and solutions by us, our competitors or our clients;
•	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;

•	investor perceptions of us and the industries in which we or our clients operate;
•	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	regulatory or political developments;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements, media reports or other public forum comments related to litigation, claims or reputational charges against us;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the sustainability of an active trading market for our common stock;
•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•

other events or factors, including those resulting from system failures and disruptions, outages, breaches, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;

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

Although we no longer are controlled by Advent, Advent is a significant investor whose interests may differ from those of our public stockholders.

Although we no longer are controlled by Advent, Advent continues to beneficially own in the aggregate 44.9% of the combined voting power of our outstanding common stock as of December 31, 2017. As a result of this ownership, Advent retains significant influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws, mergers, consolidations, acquisitions and other significant corporate transactions, and our winding up and dissolution.

In addition, persons associated with Advent currently serve on our Board. The interests of Advent may not always coincide with the interests of our other stockholders and the concentration of ownership in Advent will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of Advent also may delay, defer or even prevent an acquisition by a third party or other change of control and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders.

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

As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we were not required to incur in the past, and in the future will incur additional expenses as we have ceased to be an emerging growth company as of December 31, 2017. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose additional compliance obligations upon us. Among other things, as a public company:

•	we prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NYSE rules;
•	the roles and duties of our Board and committees of the Board are expanded;
•	we comply with more comprehensive financial reporting and disclosure compliance functions;
•	we are subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	we manage enhanced investor relations functions; and
•	we involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

We no longer are an “emerging growth company”.

As of December 31, 2017, we no longer qualify as an emerging growth company and, as a result, we no longer are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Accordingly, we must, among other things, comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide additional disclosure regarding executive compensation in our periodic reports and proxy statements and hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved in our proxy statement. The rules governing the standards that must be met to comply with these various reporting requirements are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures as well as the time and attention of our management and finance teams. If we are unable to comply with these requirements, it could have a material adverse effect on our stock price.

Because we do not intend to pay cash dividends in the foreseeable future, stockholders may not receive any return on investment unless they are able to sell their common stock for a price greater than their purchase price.

We do not intend in the foreseeable future to pay any dividends to holders of our common stock. We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to support our general corporate purposes. Therefore, holders of our common stock are not likely to receive any dividends on their common stock for the foreseeable future and the success of any investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which investors have purchased their shares. The payment of future dividends, if any, will be at the discretion of our Board, subject to applicable law, and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions that apply to the payment of dividends and other considerations that our Board deems relevant. The agreements governing our First Lien Credit Facilities limit the amounts available to us to pay cash dividends, and, to the extent that we require additional funding, financing sources may prohibit the payment of a dividend. As a consequence of these limitations and restrictions, we may not be able to make the payment of dividends on our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters is located at The Terraces South, 115 Perimeter Center Place, Suite 700, Atlanta, GA 30346. We do not own any of our facilities. As of the fiscal year ended December 31, 2017, we had the following leased facilities:

Number of
Location	Facilities:
Pennsylvania	4
Georgia	3
Kentucky	3
Connecticut	2
Arkansas	1
Illinois	1
Maine	1
Massachusetts	1
Minnesota	1
North Carolina	1
Texas	1
Utah	1
Washington, DC	1
Non-U.S. Locations(a)	5

(a)	We lease one facility in Canada, two facilities in the United Kingdom and two facilities in India.

Item 3.   Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management currently does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages, as of December 31, 2017, of the individuals who serve as our executive officers. There are no family relationships between or among our executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Information with regard to our directors is incorporated herein by reference to our 2018 Proxy Statement as provided in Part III, Item 10 of this Annual Report.

Name	Age	Position
J. Douglas (Doug) Williams	56	Chief Executive Officer and Director
Bradley Ferguson	47	Senior Vice President and Chief Financial Officer
David Beaulieu	61	Senior Vice President and Chief Operations Officer
Jonathan Olefson	42	Senior Vice President, General Counsel and Secretary
Nord Samuelson	53	Senior Vice President and Chief Digital Officer

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

Bradley Ferguson

Mr. Ferguson joined us as our Senior Vice President and Chief Financial Officer in November 2017. He most recently served as Executive Vice President, Corporate Development and Managing Director, Consumer & Small Business for EarthLink, Inc. (prior to its acquisition by Windstream in February 2017), where he led all merger and acquisition efforts. Prior to that, Mr. Ferguson served as EarthLink’s Executive Vice President, Chief Financial Officer for six years, and in various other senior financial positions. He began his career as an accountant with Arthur Andersen, LLP and holds a degree in Accounting from the University of Georgia, an MBA from Emory University and is a Certified Public Accountant.

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

Nord Samuelson

Mr. Samuelson has been our Chief Digital Officer since October 2017. Mr. Samuelson previously served as Managing Director, Digital Community Lead for AlixPartners, LLP from 2011 through 2017. From 2010 to 2011, Mr. Samuelson served as Managing Partner of North Main LLC and Managing Director of The Palladium Group following its merger with North Main LLC. Prior to this, Mr. Samuelson served with 170 Systems as the Vice President of Business Development from 2003 to 2008, prior to which he was the Vice President of Professional Services. Mr. Samuelson previously held various roles with the Monitor Company. Mr. Samuelson holds a B.A. in Economics and Mathematics from Bowdoin College.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NYSE under the symbol “COTV” since May 26, 2016. Prior to that time, there was no public market for our shares. As of December 31, 2017, there were 26 holders of record of our common stock. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NYSE.

Fiscal Year 2017:	High	Low
First Quarter (January 1, 2017 through March 31, 2017)	$42.50	$32.97
Second Quarter (April 1, 2017 through June 30, 2017)	$42.99	$36.10
Third Quarter (July 1, 2017 through September 30, 2017)	$45.97	$34.23
Fourth Quarter (October 1, 2017 through December 31, 2017)	$36.15	$30.84

Fiscal Year 2016:
Second Quarter (May 26, 2016 (first trading date after IPO) through June 30, 2016)	$21.47	$17.00
Third Quarter (July 1, 2016 through September 30, 2016)	$34.36	$20.65
Fourth Quarter (October 1, 2016 through December 31, 2016)	$36.44	$29.19

On February 20, 2018, the closing price of our common stock on the NYSE was $33.64 per share.

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

•

In July 2017, in connection with the RowdMap Acquisition, we issued an aggregate of 768,021 shares of common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares are subject to continued employment and performance-based vesting requirements. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. These issuances were made in reliance on an exemption or exclusion from the registration requirements of Regulation D promulgated under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities

On October 31, 2017, we announced that our Board approved a stock purchase program under which we may repurchase up to $100.0 million of our common stock through October 31, 2018. Any stock repurchases may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During 2017, we purchased 317,900 shares of our common stock under the stock repurchase program for a total of $10.0 million. The following table summarizes the stock repurchase activity for the three months ended December 31, 2017, and the approximate remaining dollar value of shares that may be purchased pursuant to our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			As Part of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
October 2017	-	$-	-	$100,000
November 2017	317,900	31.43	317,900	90,010
December 2017	-	-	-	90,010
Total:	317,900	$31.43	317,900	$90,010

Item 6.   Selected Financial Data

The following financial information for each of the five years ended on December 31 has been derived from our consolidated financial statements. Our historical results are not necessarily indicative of future operating results. This information should be read in conjunction with the audited consolidated financial statements and related footnotes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

On May 14, 2014, we acquired the stock of iHealth Technologies, resulting in the Connolly iHealth Merger. The results of operations of iHealth Technologies have been included in our consolidated financial statements as of and since the date of the Connolly iHealth Merger. As a result, the consolidated financial statements for periods prior to such date are not comparable to subsequent periods.

	For the Years Ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015	2014	2013

Consolidated Statement of Operations Data:
Net revenue	$678,661	$625,162	$541,343	$441,372	$319,399
Cost of revenue	251,127	251,768	204,617	179,088	161,521
Selling, general and administrative expenses	176,512	156,684	136,745	92,537	52,656
Depreciation and amortization	85,183	80,969	74,162	59,771	30,856
Transaction-related expenses	2,219	1,788	1,469	5,745	2,109
Impairment of intangible assets	1,322	—	27,826	74,034	—
Operating income	162,298	133,953	96,524	30,197	72,257
Other expense (income)	35,868	64,131	68,819	72,826	31,688
Income tax (benefit) expense	(11,773)	20,970	14,401	(16,804)	16,926
Gain on discontinued operations, net of tax	—	—	(559)	—	—
Net income (loss)	$138,203	$48,852	$13,863	$(25,825)	$23,643
Total earnings (loss) per share:
Basic	$1.50	$0.57	$0.18	$(0.40)	$0.53
Diluted	$1.45	$0.55	$0.18	$(0.40)	$0.53
Weighted average shares outstanding:
Basic	91,928,364	85,053,890	77,216,133	65,253,954	44,408,008
Diluted	95,096,090	88,578,192	77,641,388	65,253,954	44,408,008

	December 31,
(in thousands)	2017	2016	2015	2014	2013

Consolidated balance sheet data:
Cash and cash equivalents	$165,518	$110,635	$149,365	$118,612	$89,062
Total assets	2,099,229	2,002,263	2,114,088	2,188,318	819,967
Total long-term debt(a)	767,618	780,202	1,034,070	1,061,165	359,894
Total liabilities	997,761	1,062,927	1,326,492	1,415,185	456,744
Working capital	116,350	31,037	90,968	61,296	18,733
Total stockholders' equity	1,101,468	939,336	787,596	773,133	363,223

(a)	Includes the current portion of our long-term debt and is net of debt issuance costs.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with the sections entitled Item 1A, “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” Item 6, “Selected Historical Consolidated Financial Data” and our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements regarding the industry outlook, our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a leading provider of analytics-driven payment accuracy and spend management solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately  $3.4 billion in savings in 2017. We work with over 60 healthcare organizations, including a majority of the 25 largest U.S. commercial, Medicare and Medicaid managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to approximately 30 retail clients, including a majority of the ten largest retailers in the United States. We operate in two segments, Healthcare and Global Retail and Other.

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

As a result of the meaningful savings we deliver to our clients, we have increased our client base and strengthened our long-standing relationships with many of the leading healthcare payers in the United States. In 2017, we generated revenue from four new clients and five cross-sell clients which we believe will drive revenue growth in 2018 and beyond. The average length of our relationships with our ten largest healthcare clients is over ten years. We have also substantially increased the annual savings captured by our healthcare clients over time.

We are also a leading provider of payment accuracy solutions to the retail market. Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms. We work with retail clients in the United States, Canada and the United Kingdom to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions. In 2017, we generated over $550 million in savings for our retail clients.

For a further discussion of our two operating segments, (i) Healthcare and (ii) Global Retail and Other, refer to “—Our Segments” and Note 15 to the Consolidated Financial Statements.

Our History

We were founded as Connolly in 1979 as a provider of payment accuracy solutions to the retail industry and launched our retrospective claims accuracy solutions to the healthcare industry in 1998. Connolly was acquired by the funds managed by Advent in 2012.  In May 2014, Connolly merged with iHealth Technologies, which was founded in

2001. At the time of the merger, Connolly was a leading provider of retrospective claims accuracy solutions to U.S. healthcare payors and retailers and iHealth Technologies was a leading provider of prospective claims accuracy solutions to U.S. healthcare payors. We rebranded our company as Cotiviti in September 2015 and completed our IPO in May 2016. In July 2017, we acquired RowdMap, a healthcare payer-provider, value-based analytics company.

Recent Developments

•

We continued to execute on our strategy, increasing volume, expanding the adoption of our solutions within our existing healthcare clients and expanding the solutions we provide to create value for our clients, all of which contributed to healthcare revenue growth of 10% during the year ended December 31, 2017.

•

Growth in our healthcare business also continues to benefit from the addition of new clients and our successful cross-sell efforts. During the year ended December 31, 2017, we generated $35.9 million in revenue from eight new clients and from an additional seven existing clients who have adopted either prospective or retrospective solutions, all of which were added in 2016 and 2017 as well as the RowdMap Acquisition.

•

Our original Medicare RAC contract with CMS expired on January 31, 2018. As a result of the expiration of the contract, we expect to release at least $32 million of the total $56 million liability for refunds and appeals during the first quarter 2018. This will increase first quarter 2018 revenue by an amount equal to the total liability released upon contract expiration. We continue to assess the remaining estimated liability for refunds and appeals to determine management’s best estimate of any appeals overturned prior to the expiration of the contract term.

•

On December 22, 2017, the U.S. government enacted the Tax Act, reducing the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moving from a global taxation regime to a modified territorial regime. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, we have not completed our accounting for the tax effects related to the enactment of the Tax Act. However, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

We recorded a net income tax benefit of $45.0 million in the year ended December 31, 2017 associated with the items we could reasonably estimate primarily related to the revaluation of our net deferred tax liabilities based on a U.S. federal tax rate of 21%, partially offset by a $1.6 million one-time transition tax on our unremitted foreign earnings and profits which we have elected to pay in the current year. Although we believe this represents a reasonable estimate of the impact of the income tax effects of the Tax Act as of December 31, 2017, it should be considered provisional. Upon completion of our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax liabilities, as well as the liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

•

During the year ended December 31, 2017, approximately 1.8 million shares of common stock were issued upon the exercise of stock options. The stock option exercises resulted in a $16.2 million tax benefit and contributed to a lower effective tax rate for the year ended December 31, 2017.

•

In October 2017, the Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time. In November 2017, we purchased 317,900 shares of common stock for $10.0 million under this share repurchase program.

•

In July 2017, we completed our acquisition of RowdMap, a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $74.0 million in cash, subject to certain adjustments and funded entirely with available liquidity. We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of

RowdMap as a material inducement to their employment with us. Half of these shares are subject to performance-based vesting requirements. The other half are subject to continued employment with us, with one-third vesting on each of the first three anniversaries of the closing of the acquisition.

•

In April 2017, we entered into and executed the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loans. As a result, we recognized a loss on extinguishment of debt of $3.2 million during the year ended December 31, 2017.

Factors Affecting Our Results of Operations

Dollar Amount of Claims Reviewed

Revenue in our Healthcare segment in a given period is impacted by the dollar amount of claims we review for our clients, which impacts inaccurate payments that we identify for our clients and the amount of revenue we receive under our performance fee-based contracts. The dollar amount of claims that we review is driven by the scope of claims submitted to us by our clients. The dollar amount of inaccurate payments we identify is also dependent upon the type and number of our solutions used by our clients. As a result of our long-standing relationships with our clients, we have a steady, recurring revenue base.

The following table presents the dollar amount of claims received for review in our Healthcare segment for the periods presented (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Amount of claims/payments reviewed by our retrospective claims accuracy solutions(a)	$563,194,157	$490,092,730	$451,287,783
Amount of claims/payments reviewed by our prospective claims accuracy solutions	$83,768,390	$76,079,350	$65,605,716

(a)	Excludes our Medicare RAC contracts, for which we do not track the dollar amount of claims reviewed.

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

Healthcare Industry and General Economic Conditions

A majority of our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry, as follows:

•

Healthcare Spending by Payers. Changing demographics, the shift to managed care plans within government healthcare and increased healthcare coverage may lead to an increase in healthcare spending by our payer clients. From 2006 to 2016, healthcare costs in the United States grew at a 4.5% CAGR to $3.3 trillion. According to CMS, healthcare costs are expected to continue to grow at an average annual rate of 5.6% through 2025. Our revenue is impacted by the expansion or contraction of healthcare coverage,  spending and utilization, which directly affects the number of payments available for our review.

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

Components of Results of Operations

Net revenue

Our net revenue is generated from contracts with our clients. Our client contracts generally provide for performance fees that are based on a percentage of the inaccurate payments that we prevent through our prospective claims accuracy solutions or the payment recoveries received by our clients that use our retrospective claims accuracy solutions. We derive approximately 3% of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. Our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record an estimate for refund liabilities at any given time based on actual historical refund data by client type. In such cases, we record any such refund as a reduction of revenue. See “—Critical Accounting Policies—Revenue Recognition, Unbilled Receivables and Estimated Liability for Refunds and Appeals.”

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter-to-quarter may fluctuate and is dependent on various factors, including, but not limited to: a  reset of member liability; timing of special projects; implementation delays; timing of inaccurate payments being prevented or recovered; industry utilization trends; and the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance. Additionally, we record an estimated liability for refunds and appeals which is subject to management’s assumptions. These assumptions may change from time to time and result in adjustments to revenue. Historically, our adjustments of these estimates on a quarterly basis, to reflect actual results or updated expectations, have not been material to our overall business, and have resulted in either a net increase or a net decrease in revenue. During the fourth quarter of 2017, changes in these estimates resulted in a reduction to our healthcare revenue of approximately $7.0 million.

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

Impairment of intangible assets

Impairment of intangible assets results from when the carrying value of certain intangible assets exceeds their fair value. We incurred an impairment of a customer relationships asset in 2017 and certain trademarks in 2015.

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loans, the 2016 early repayment of a portion of our long-term debt, the 2016 refinancing of our long-term debt and the 2015 repricing of our long-term debt.

Other non-operating (income) expense

Other non-operating (income) expense primarily consists of foreign exchange gains and losses. In addition, income received for certain sub-leases, interest income and realized gains and losses are included in other non-operating (income) expense.

Income tax (benefit) expense

Income tax (benefit) expense consists of federal, state, local and foreign taxes based on earnings in multiple jurisdictions. Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits or deductions that may be available to us. Our current and future provision for income taxes will vary from statutory rates due to the impact of changes resulting from the enactment of the Tax Act, income tax incentives and holidays, certain non-deductible expenses, valuation allowances in certain countries, withholding taxes, excess tax benefits on the exercise of stock options and other discrete items.

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

	Year Ended
	December 31,
	2017	2016	2015

Cost of revenue	$2,050	$5,026	$963
Selling, general and administrative expenses	14,823	17,928	2,436
Total	$16,873	$22,954	$3,399

As of December 31, 2017, we had total unrecognized stock-based compensation expense related to unvested service-based awards of $43.3 million, which we expect to recognize over the next 2.4 years. Stock-based compensation expense for the year ended December 31, 2017 includes approximately $6.1 million, of which approximately $5.9 million is included in selling, general and administrative expenses and $0.2 million is included in cost of revenue, related to the performance-based restricted stock issued in connection with the RowdMap Acquisition that we estimate is probable of achieving the performance criteria. Stock-based compensation expense for the year ended December 31, 2016 includes approximately $15.9 million as a result of the vesting of performance-based awards, of which approximately $3.9 million is included in cost of revenue above and the remaining $12.0 million is included in selling, general and administrative expenses above. Additionally, for the year ended December 31, 2016, stock-based compensation expense included in selling, general and administrative expenses includes approximately $2.3 million related to the accelerated vesting of certain stock options as the result of our IPO.

Foreign currency translation adjustments

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive income (loss). We had upward foreign currency translation adjustments of $0.9 million for the year ended December 31, 2017 as a result of the weakening of the U.S. dollar against the Canadian Dollar and British Pound. We had downward foreign currency translation adjustments of $0.9 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, as the result of the strengthening of the U.S. Dollar against the Canadian Dollar and British Pound.

Change in fair value of derivative instruments, net of related taxes

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had an upward net change in fair value of derivative instruments, net of related taxes, or approximately $0.8 million for the year ended December 31, 2017 and a downward net change in fair value of derivative instruments, net of related taxes of approximately $0.4 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively. The changes were the result of fluctuations in three-month LIBOR.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA (a non-GAAP measure) is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income before depreciation and amortization, impairment of intangible assets, interest expense, other non-operating (income) expense such as foreign currency transaction gains and losses, income tax (benefit) expense, gain on discontinued operations, transaction-related expenses and other, stock-based compensation and loss on extinguishment of debt. See the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is consistent with the definition of a similar measure in our First Lien Credit Facilities.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended
	December 31,
	2017	2016	2015
(in thousands)
Net income	$138,203	$48,852	$13,863
Depreciation and amortization	85,183	80,969	74,162
Impairment of intangible assets(a)	1,322	—	27,826
Interest expense	34,876	48,653	65,561
Other non-operating (income) expense(b)	(2,191)	(939)	(826)
Income tax (benefit) expense	(11,773)	20,970	14,401
Gain on discontinued operations, net of tax(c)	—	—	(559)
Transaction-related expenses and other(d)	2,219	1,788	1,469
Stock-based compensation(e)	16,873	22,954	3,399
Loss on extinguishment of debt(f)	3,183	16,417	4,084
Adjusted EBITDA	$267,895	$239,664	$203,380

(a)

Represents an impairment related to our customer relationships intangible asset during the year ended December 31, 2017 as a result of the loss of a retail client in the United Kingdom. Also represents a $27,826 impairment charge during the year ended December 31, 2015 as a result of our rebranding and the related impact to our trademarks.

(b)

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

(e)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation and restricted stock issued in connection with the RowdMap Acquisition. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.

(f)

Represents loss on extinguishment of debt that consists primarily of fees paid and write‑offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loans, the 2016 early repayment of a portion of our long-term debt, the 2016 refinancing of our long-term debt and the repricing of our long‑term debt in 2015.

Dollar Amount of Inaccurate Payments Prevented or Recovered

The majority of our net revenue consists of performance fees earned under our client contracts. A small portion (approximately 3%) of our revenue is derived on a “fee-for-service” basis whereby billing is based upon a subscription basis, flat fee or a fee per hour. Our performance fees generally represent a specified percentage of inaccurate payments that are either prevented prior to payment using our prospective claims accuracy solutions or recovered by our clients after they are identified using our retrospective claims accuracy solutions. For those clients where we identify any payment inaccuracies in advance of payment to the providers, the clients reduce the amount paid to the providers based upon the inaccuracies that we have identified. For those clients where we identify payment inaccuracies using our retrospective claims accuracy solutions after the client has made payment, clients generally recover claims either by taking credits against outstanding payables to healthcare providers or retail vendors, or future purchases from the related retail vendors, or receiving refund checks directly from those healthcare providers or retail vendors.

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

The following table presents the combined dollar amount of inaccurate payments prevented or recovered in our Healthcare and Global Retail and Other segments for the periods presented (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Amount of inaccurate payments prevented or recovered(a)	$3,979,601	$3,853,505	$3,272,565
Amount of inaccurate payments prevented or recovered, excluding our Medicare RAC contract(a)	$3,960,032	$3,742,217	$3,064,061

(a)	Inaccurate payments prevented or recovered for prior periods are reported to us on a rolling basis. Accordingly, amounts reflected for prior periods are subject to change.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $7.2 million, $10.8 million and $21.0 million as of December 31, 2017, 2016 and 2015, respectively.

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

In April 2017, we entered into the First Amendment Agreement to the then outstanding Restated Credit Agreement, which, among other things, provided for lower applicable interest rates associated with the First Lien Term B Loans. As a result, we recognized a loss on extinguishment of $3.2 million during the year ended December 31, 2017.

Medicare RAC Contract

Historically, one of our largest clients was CMS under our original Medicare RAC contract. However, net revenue under our Medicare RAC contracts has declined over the past several years as a result of a number of factors, including the cessation of the submission of claims for review by CMS for a period of two months in 2014, the reduction of the scope of claims that we review (in particular the ongoing suspension of review of certain of inpatient hospital claims), cessation of active auditing under the original Medicare RAC contract ending on July 29, 2016 and subsequent delays with the contract renewal process with reviews under our new Medicare RAC contracts not commencing until the first quarter of 2017 as discussed further below. Net revenue under our Medicare RAC contracts was $6.5 million, $14.0 million and $18.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In October 2016, CMS announced that we were awarded two new Medicare RAC contracts to provide retrospective payment accuracy services for Medicare Parts A and B (other than durable medical equipment, prosthetics, orthotics, and supplies claims and home health and hospice claims). Pursuant to these awards, we are the Medicare RAC for Region 2 (Central U.S.) and Region 3 (Southeast U.S.). The new Medicare RAC program contracts have a one year initial term, with multiple one year renewal options at the election of CMS. In March 2017, we began auditing under our two new Medicare RAC contracts awarded in October 2016. These contracts have been ramping slower than anticipated and contributed minimal revenue in 2017. We do not anticipate our Medicare RAC contract will represent a significant portion of our business going forward.

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers favor after the expiration date and, in addition, we believe that we have no obligation to CMS in connection with the hospital settlement processes described in Note 7 to our consolidated financial statements. See Note 20 to our consolidated financial statements for further information.

Impairment of Intangible Assets

Due to the loss of a retail client in the United Kingdom, we recorded an impairment of intangible assets of $1.3 million related to our customer relationships during the year ended December 31, 2017.

As a result of our Cotiviti rebranding, we recorded an impairment of intangible assets of $27.8 million related to our Connolly and iHealth trademarks during the year ended December 31, 2015. The remaining trademark value of $4.2 million as of December 31, 2016 is related to our retail business that continues to operate as Connolly, a division of Cotiviti.

Stock-based compensation

Stock-based compensation expense for the year ended December 31, 2017 includes approximately $6.1 million related to the performance-based restricted stock issued in connection with the RowdMap Acquisition that we estimate is probable of achieving the performance criteria. Stock-based compensation expense for the year ended December 31, 2016 includes approximately $15.9 million as a result of the vesting of performance-based awards. Additionally, for the year ended December 31, 2016, stock-based compensation expense includes approximately $2.3 million related to the accelerated vesting of certain stock options as the result of our IPO.

Our Segments

We report our results of operations in two segments, (i) Healthcare and (ii) Global Retail and Other. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States with additional clients in Canada and the United Kingdom, as well as solutions that improve efficiency and effectiveness of payment networks for a limited number of clients.

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

	Year Ended
	December 31,
	2017	2016	2015

Net Revenue
Healthcare	$605,228	$552,041	$467,044
Global Retail and Other	73,433	73,121	74,299
Consolidated net revenue	$678,661	$625,162	$541,343
Operating Income
Healthcare	$151,340	$123,917	$84,240
Global Retail and Other	10,958	10,036	12,284
Consolidated operating income	$162,298	$133,953	$96,524

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Year Ended December 31,
	2017	%	2016	%	2015	%

Healthcare
Retrospective claims accuracy	$351,662	51.8	$310,496	49.7	$251,288	46.4
Prospective claims accuracy	236,192	34.8	229,491	36.7	201,899	37.3
Other	17,374	2.6	12,054	1.9	13,857	2.6
Total Healthcare	605,228	89.2	552,041	88.3	467,044	86.3
Global Retail and Other
Retrospective claims accuracy	71,437	10.5	70,656	11.3	72,060	13.3
Other	1,996	0.3	2,465	0.4	2,239	0.4
Total Global Retail and Other	73,433	10.8	73,121	11.7	74,299	13.7
Consolidated net revenue	$678,661	100.0	$625,162	100.0	$541,343	100.0

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth our consolidated statement of operations for the periods presented (in thousands):

	Year Ended December 31,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2017	(%)	2016	(%)	Period (%)
Net revenue	$678,661	100.0	$625,162	100.0	8.6
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	226,439	33.4	229,601	36.7	(1.4)
Other costs of revenue	24,688	3.6	22,167	3.5	11.4
Total cost of revenue	251,127	37.0	251,768	40.2	(0.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	108,151	15.9	97,123	15.6	11.4
Other selling, general and administrative expenses	68,361	10.1	59,561	9.5	14.8
Total selling, general and administrative expenses	176,512	26.0	156,684	25.1	12.7
Depreciation and amortization of property and equipment	25,577	3.8	20,151	3.2	26.9
Amortization of intangible assets	59,606	8.8	60,818	9.7	(2.0)
Transaction-related expenses	2,219	0.3	1,788	0.3	24.1
Impairment of intangible assets	1,322	0.2	—	—	—
Total operating expenses	516,363	76.1	491,209	78.5	5.1
Operating income	162,298	23.9	133,953	21.5	21.2
Other expense (income):
Interest expense	34,876	5.1	48,653	7.8	(28.3)
Loss on extinguishment of debt	3,183	0.5	16,417	2.6	(80.6)
Other non-operating (income) expense	(2,191)	(0.3)	(939)	(0.1)	133.3
Total other expense (income)	35,868	5.3	64,131	10.3	(44.1)
Income before income taxes	126,430	18.6	69,822	11.2	81.1
Income tax (benefit) expense	(11,773)	(1.8)	20,970	3.3	(156.1)
Net income	$138,203	20.4	$48,852	7.9	182.9

Net revenue

Net revenue was $678.7 million for the year ended December 31, 2017 as compared to $625.2 million for the year ended December 31, 2016. The increase of $53.5 million was the result of increased Healthcare segment revenue of $53.2 million and increased Global Retail and Other segment revenue of $0.3 million. See “—Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $226.4 million for the year ended December 31, 2017 as compared to $229.6 million for the year ended December 31, 2016. The decrease of $3.2 million was primarily the result of a decrease of approximately $3.0 million in stock-based compensation due to the vesting of performance-based stock options during the year ended December 31, 2016 partially offset by additional equity grants. Payroll related expenses decreased $2.4 million primarily due to changes in some of our variable compensation programs in late 2016 in order to better align our compensation structure with our business strategy offset by increased headcount to support the growth of our Healthcare segment. These decreases were partially offset by a $2.2 million increase to employee benefit costs due to rising healthcare coverage costs and the increase in the number of our employees.

Other costs of revenue were $24.7 million for the year ended December 31, 2017 as compared to $22.2 million for the year ended December 31, 2016. The increase of $2.5 million  was primarily the result of an increase of approximately $1.8 million in professional and consulting fees as we have leveraged external resources and expertise. Personnel-related costs increased approximately $1.1 million due to an increase in the number of employees. Rent and occupancy increased approximately $0.3 million as a result of new and expanded locations. These increases were partially offset by a $0.7 million decrease in other variable costs.

Selling, general and administrative expenses

Selling, general and administrative expenses related to compensation were $108.2 million for the year ended December 31, 2017 as compared to $97.1 million for the year ended December 31, 2016. The increase of $11.1 million was primarily related to a $12.8 million increase in payroll related expenses due to an increase in the number of employees to support our growing operations, particularly as we continue to invest in technology, analytics and go-to-market. Employee benefit costs increased approximately $1.4 million due to rising healthcare coverage costs and the increase in number of employees. This was partially offset by a decrease in stock-based compensation of $3.1 million due to the vesting of performance-based stock options and the accelerated vesting of certain stock options as a result of our IPO during the year ended December 31, 2016 partially offset by additional equity grants including restricted stock issued in connection with the RowdMap Acquisition.

Other selling, general and administrative expenses were $68.4 million for the year ended December 31, 2017 as compared to $59.6 million for the year ended December 31, 2016. The increase of $8.8 million was primarily due an increase of $4.7 million in IT infrastructure and telecommunication expenses. Professional and consulting fees increased $2.4 million as we have leveraged external resources and expertise. Personnel-related expenses increased approximately $1.9 million due to an increased number of employees. These increases were partially offset by a $0.2 million decrease in other variable costs

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $25.6 million for the year ended December 31, 2017 as compared to $20.2 million for the year ended December 31, 2016. The increase of $5.4 million was due to continued investments in capital expenditures primarily related to enhancing our IT platform.

Amortization of intangible assets

Amortization of intangible assets was $59.6 million for the year ended December 31, 2017 as compared to $60.8 million for the year ended December 31, 2016. The decrease of $1.2 million was due to the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition which was partially offset by certain acquired software becoming fully amortized in 2017.

Transaction-related expenses

Transaction-related expenses were $2.2 million for the year ended December 31, 2017 primarily related to expenses incurred in connection with our secondary offering costs as well as certain expenses related to corporate development activity, including the RowdMap Acquisition. Transaction-related expenses were $1.8 million for the year ended December 31, 2016 primarily related to expenses incurred in connection with our IPO and other offering costs as well as certain expenses related to corporate development activity.

Impairment of Intangible Assets

Impairment of intangible assets was $1.3 million for the year ended December 31, 2017 related to our customer relationships as a result of the loss of a retail client in the United Kingdom.

Interest expense

Interest expense was $34.9 million for the year ended December 31, 2017 as compared to $48.7 million for the year ended December 31, 2016.  The decrease of $13.8 million was primarily due to the significant decline in outstanding principal over the past year in connection with the use of our IPO proceeds and the September 2016 refinancing, which resulted in a $6.1 million decrease in interest expense. Additionally, interest rate reductions in connection with the September 2016 refinancing and the April 2017 repricing of our First Lien Term B Loans resulted in an $8.6 million decrease in interest expense. This decrease was partially offset by a $1.5 million increase in interest expense related to our interest rate cap agreements.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the year ended December 31, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the repricing of our First Lien Term B Loans.  Loss on extinguishment of debt was $16.4 million for the year ended December 31, 2016 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of the refinancing of our long-term debt in September 2016 and the early payment on our outstanding borrowings under our then outstanding second lien credit facility in June 2016.

Other non-operating (income) expense

Other non-operating (income) expense was $2.2 million for the year ended December 31, 2017 as compared to $0.9 million for the year ended December 31, 2016. The increase of $1.3 million was primarily the result of additional interest income as a result of our growing cash balance and foreign exchange gains related to our operations in India.

Income tax (benefit) expense

Income tax benefit was $11.8 million for the year ended December 31, 2017 as compared to income tax expense of $21.0 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was (9.3%) compared to 30.0% for the year ended December 31, 2016. The decrease in the effective tax rate is primarily due to a $45.0 million net tax benefit as a result of the enactment of the Tax Act in December 2017. In addition, we recorded $12.0 million and $4.0 million during the year ending December 31, 2017 and 2016, respectively, of net tax benefits related to stock-based compensation. The net tax benefit of $12.0 million in 2017 consists of $15.0 million of tax benefits associated with excess tax benefits upon exercise of stock options offset by $3.0 million of nondeductible restricted stock issued in connection with the RowdMap acquisition.

Segment net revenue and operating income

Healthcare segment net revenue was $605.2 million for the year ended December 31, 2017 as compared to $552.0 million for the year ended December 31, 2016. The increase of $53.2 million was primarily the result of an increase of $35.9 million due to the addition of new clients and the success of our cross-sell efforts as well as the addition related to the RowdMap Acquisition and a net increase of $17.3 million due to further penetration and extended scope of services provided to our existing client base, which is net of a reduction of approximately $7.0 million related to an increase in our estimated liability for refunds and appeals.

Global Retail and Other segment net revenue was $73.4 million for the year ended December 31, 2017 as compared to $73.1 million for the year ended December 31, 2016. The increase of $0.3 million was primarily the result of the timing, nature and size of claims reviewed.

Healthcare segment operating income was $151.3 million for the year ended December 31, 2017 as compared to $123.9 million for the year ended December 31, 2016. The increase in operating income of $27.4 million was the result of an increase in net revenue noted above. Stock-based compensation expense decreased $5.0 million due to the vesting of performance-based stock options and the accelerated vesting of certain stock options due to the IPO during 2016 partially offset by additional equity grants including the issuance of restricted stock in connection with the RowdMap Acquisition. Additionally, there was a $2.1 million decrease in other variable costs.  These increases in operating income were partially offset by an increase in compensation expense of $14.9 million related to an increase in the number of employees in our growing Healthcare segment. Professional and consulting fees increased $4.7 million as we have leveraged external resources and expertise. Our ongoing investment in strategic initiatives contributed an additional $4.3 million in expense primarily related to an increase in IT infrastructure costs. Depreciation and amortization expenses increased by $4.2 million due to our continued investments in capital expenditures. Personnel-related expenses increased $3.6 million due to an increase in the number of employees. Rent and occupancy related costs increased $0.8 million as a result of new and expanded locations. Transaction-related expenses increased $0.4 million primarily related to our secondary offerings and the RowdMap Acquisition.

Global Retail and Other segment operating income was $11.0 million for the year ended December 31, 2017 as compared to $10.0 million for the year ended December 31, 2016. The increase in operating income of $1.0 million was the result of the increase in revenue noted above, a decrease of $1.0 million in stock-based compensation expense primarily due to the vesting of performance-based stock options in 2016 and a decrease of approximately $1.0 million in compensation related expenses as a result of changes in our variable compensation plans and as a result of the retail segment becoming a smaller portion of our overall business resulting in a lower allocation of corporate expenses. These increases to operating income were offset by a $1.3 million impairment of intangible assets related to our customer relationships in the United Kingdom.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth our consolidated statement of operations for the periods presented (in thousands):

	Year Ended December 31,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
	2016	(%)	2015	(%)	Period (%)
Net revenue	$625,162	100.0	$541,343	100.0	15.5
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	229,601	36.7	183,817	34.0	24.9
Other costs of revenue	22,167	3.5	20,800	3.8	6.6
Total cost of revenue	251,768	40.2	204,617	37.8	23.0
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	97,123	15.6	70,802	13.1	37.2
Other selling, general and administrative expenses	59,561	9.5	65,943	12.2	(9.7)
Total selling, general and administrative expenses	156,684	25.1	136,745	25.3	14.6
Depreciation and amortization of property and equipment	20,151	3.2	12,695	2.3	58.7
Amortization of intangible assets	60,818	9.7	61,467	11.4	(1.1)
Transaction-related expenses	1,788	0.3	1,469	0.3	21.7
Impairment of intangible assets	—	—	27,826	5.1	(100.0)
Total operating expenses	491,209	78.5	444,819	82.2	10.4
Operating income	133,953	21.5	96,524	17.8	38.8
Other expense (income):
Interest expense	48,653	7.8	65,561	12.1	(25.8)
Loss on extinguishment of debt	16,417	2.6	4,084	0.8	302.0
Other non-operating (income) expense	(939)	(0.1)	(826)	(0.2)	13.7
Total other expense (income)	64,131	10.3	68,819	12.7	(6.8)
Income from continuing operations before income taxes	69,822	11.2	27,705	5.1	152.0
Income tax expense	20,970	3.3	14,401	2.6	45.6
Income from continuing operations	48,852	7.9	13,304	2.5	(267.2)
Gain on discontinued operations, net of tax	—	—	559	0.1	(100.0)
Net income	$48,852	7.9	$13,863	2.6	252.4

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

Interest expense

Interest expense was $48.7 million for the year ended December 31, 2016 as compared to $65.6 million for the year ended December 31, 2015. In May 2015 we repriced our then outstanding Initial First Lien Term Loans, lowering the interest rate by 50 basis points. In June 2016, we repaid $236.1 million of outstanding borrowings under our then outstanding Initial Second Lien Credit Facility. In September 2016, we entered into the Restated Credit Agreement pursuant to which we refinanced our long-term debt under our Initial Secured Credit Facilities, reducing our outstanding principal by $22.7 million and reducing our overall interest rates. The total decrease in interest expense of $16.9 million was the result of the reduction in principal, which contributed approximately $8.2 million of the interest expense decrease, and the lower interest rates, which contributed the remaining $8.7 million interest expense decrease.

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

Other non-operating (income) expense

Other non-operating (income) expense was $0.9 million for the year ended December 31, 2016 as compared to $0.8 million for the year ended December 31, 2015. The increase of $0.1 million was primarily the result of foreign exchange gains related to our operations in India.

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

Quarterly Results of Operations

The following table sets forth statement of operations data for each of the quarters presented. We have prepared the quarterly statement of operations data on a basis consistent with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period. See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
(unaudited)
(in thousands)
Net revenue	$176,729	$174,188	$167,611	$160,133	$167,912	$156,241	$158,291	$142,718
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	52,876	58,405	58,870	56,288	62,338	58,517	55,285	53,461
Other costs of revenue	5,203	6,676	6,123	6,686	4,836	6,658	5,275	5,398
Total cost of revenue	58,079	65,081	64,993	62,974	67,174	65,175	60,560	58,859
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	28,732	29,162	25,564	24,693	22,341	32,496	23,176	19,110
Other selling, general and administrative expenses	18,869	17,313	15,300	16,879	15,409	13,978	14,945	15,229
Total selling, general and administrative expenses	47,601	46,475	40,864	41,572	37,750	46,474	38,121	34,339
Depreciation and amortization of property and equipment	8,036	6,070	5,896	5,575	5,287	5,218	4,811	4,835
Amortization of intangible assets	14,459	14,747	15,201	15,199	15,200	15,203	15,208	15,207
Transaction-related expenses	54	773	661	731	879	16	653	240
Impairment of intangible assets	1,322	—	—	—	—	—	—	—
Total operating expenses	129,551	133,146	127,615	126,051	126,290	132,086	119,353	113,480
Operating income	47,178	41,042	39,996	34,082	41,622	24,155	38,938	29,238
Other expense (income):
Interest expense	8,816	9,101	8,538	8,421	8,308	9,625	14,660	16,060
Loss on extinguishment of debt	—	—	3,183	—	—	9,349	7,068	—
Other non-operating (income) expense	(733)	(449)	(556)	(453)	(168)	(113)	(359)	(299)
Total other expense (income)	8,083	8,652	11,165	7,968	8,140	18,861	21,369	15,761
Income from continuing operations before income taxes	39,095	32,390	28,831	26,114	33,482	5,294	17,569	13,477
Income tax (benefit) expense	(31,573)	12,918	7,743	(861)	8,190	711	6,676	5,393
Net income	$70,668	$19,472	$21,088	$26,975	$25,292	$4,583	$10,893	$8,084

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under credit facilities. As of December 31, 2017, we had cash and cash equivalents of $165.5 million and availability under the Revolver of $99.5 million. Our total indebtedness was $777.5 million as of December 31, 2017. See “—Credit Facilities.”

On September 28, 2016, our subsidiary Cotiviti Corporation and certain other of our subsidiaries entered into the Restated Credit Agreement pursuant to which the lenders party thereto agreed to provide the First Lien Credit Facilities consisting of (a) the First Lien Term A Loans in the original principal amount of $250.0 million, (b) the First Lien Term B Loans in the original principal amount of $550.0 million and (c) the $100.0 million Revolver. In connection with entering into the Restated Credit Agreement, we refinanced the Initial Secured Credit Facilities. In April 2017, we repriced our First Lien Term B Loans, reducing the interest rate by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $37.3 million, $35.2 million and $23.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform. Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities. During the year ended December 31, 2017, we paid approximately $74.0 million in connection with the RowdMap Acquisition. We believe this network efficiency solution is a complement to our payment accuracy solutions.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended
	December 31,
	2017	2016	2015

Net cash provided by operating activities	$175,103	$189,171	$63,154
Net cash used in investing activities	(107,266)	(34,032)	(22,581)
Net cash used in financing activities	(13,321)	(193,275)	(8,976)

Operating Activities

Net cash provided by operating activities was $175.1 million and $189.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily was due to a $41.3 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $55.4 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $206.4 million for the year ended December 31, 2017, as compared to $165.1 million for the year ended December 31, 2016. The increase was primarily due to the growth in our Healthcare operations and the reduction in interest expense.

The effect of changes in operating assets and liabilities was a cash decrease of $31.3 million for the year ended December 31, 2017, compared to an increase of $24.1 million for the year ended December 31, 2016. The most significant drivers contributing to this decrease relate to the following:

•

changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, increased $10.4 million during the year ended December 31, 2017 as compared to a decrease of $3.5 million during the year ended December 31, 2016; and

•

changes in accrued compensation primarily driven by timing of payments and lower discretionary bonus funding in 2017 partially offset by an increase in the number of employees. Accrued compensation decreased $15.9 million during the year ended December 31, 2017 as compared to an increase of $15.7 million during the year ended December 31, 2016.

Net cash provided by operating activities was $189.2 million and $63.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. The increase in cash provided by operating activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily was due to a $48.4 million increase in net income adjusted for the exclusion of non-cash expenses, a $0.9 million gain on discontinued operations in 2015 and approximately a $76.7 million cash increase related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $165.1 million for the year ended December 31, 2016 as compared to $116.7 million for the year ended December 31, 2015. The increase was primarily due to the growth in our Healthcare operations.

The effect of changes in operating assets and liabilities was an increase of $24.1 million for the year ended December 31, 2016 as compared to a decrease of $52.7 million for the year ended December 31, 2015. The most significant drivers contributing to this increase relate to the following:

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

Investing Activities

Net cash used in investing activities was $107.3 million and $34.0 million for the years ended December 31, 2017 and 2016,  respectively. The increase in cash used in investing activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due to the RowdMap Acquisition for approximately $70.0 million, net of cash acquired. Additionally, capital expenditures increased $2.1 million due to our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

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

Financing Activities

Net cash used in financing activities was $13.3 million for the year ended December 31, 2017 compared to $193.3 million for the year ended December 31, 2016. The use of cash for financing activities during the year ended December 31, 2017 was primarily due to scheduled debt principal payments of $18.0 million and the repurchase of common stock of $10.0 million partially offset by proceeds from the issuance of common stock under our equity plans of $15.3 million. The use of cash for financing activities during the year ended December 31, 2016 was primarily due to the repayment of $236.1 million of outstanding borrowings under our Second Lien Credit Facility, the net payment of $22.7 million of outstanding indebtedness as a result of the September 2016 refinancing of our long-term debt and the payment of the Special Cash Dividend of $150.0 million. These cash outflows during the year ended December 31, 2016 were partially offset by net cash proceeds from our IPO of $227.0 million.

Net cash used in financing activities was $193.3 million for the year ended December 31, 2016 compared to $9.0 million for the year ended December 31, 2015. The increase in cash used in financing activities during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to (a) the payment of the Special Cash Dividend of $150.0 million on May 26, 2016; (b) the repayment of $236.1 million of outstanding borrowings under our then outstanding Initial Second Lien Credit Facility in June 2016; (c) the net payment of $22.7 million of outstanding indebtedness as a result of the September 2016 refinancing of our long-term debt; (d) scheduled debt principal payments of $8.6 million; and (e) payment of $7.1 million in financing fees related to the September 2016 refinancing partially offset by net cash proceeds from our IPO of $227.0 million and proceeds of $4.2 million related to stock option exercises.

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

The obligations under the First Lien Credit Facilities are secured by first priority security interests in substantially all of the assets of the borrowers and the guarantors thereto, subject to permitted liens and other exceptions. Certain of our subsidiaries are guarantors under the First Lien Credit Facilities. The Restated Credit Agreement contains financial covenants (for the benefit of the holders of the First Lien Term A Loans and the lenders under the Revolver) and certain business covenants, including restrictions on dividend payments, with which we must comply during the term of the agreement. As of December 31, 2017, we were in compliance with the Restated Credit Agreement.

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

The applicable margin for the First Lien Term B Loans is 1.75% for base rate borrowings and 2.75% for LIBOR borrowings. If Cotiviti Corporation's corporate credit rating from Moody's is Ba3 or better and its corporate family rating from S&P is BB– or better, the applicable margins for the First Lien Term B Loans will be reduced by 0.25% for so long as such ratings are maintained. As of December 31, 2017, Cotiviti Corporation’s corporate credit rating from Moody's was B1 and its corporate family rating from S&P was BB–.

The applicable margin for the First Lien Term A Loans and Revolver is determined in accordance with the table set forth below:

		Applicable Margin for	Applicable Margin for
	Secured	Base Rate Loans of	LIBOR Loans of
	Leverage	First Lien Term A Loans	First Lien Term A Loans
	Ratio	and Revolver	and Revolver
Category 1	Greater than 4.00:1.00	2.00%	3.00%
Category 2	Less than or equal to 4.00:1.00 and greater than 3.50:1.00	1.75%	2.75%
Category 3	Less than or equal to 3.50:1.00 and greater than 3.00:1.00	1.50%	2.50%
Category 4	Less than or equal to 3.00:1.00	1.25%	2.25%

Contractual Obligations

As of December 31, 2017, our contractual obligations and other commitments were as follows:

	Payments due by period
	Less than
	1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
	(in millions)
Principal payments of debt	$18.0	$54.8	$189.1	$515.6	$777.5
Interest on long-term debt(a)	32.6	62.4	49.7	16.3	161.0
Asset retirement obligations(b)	0.8	2.2	0.1	—	3.1
Operating lease payments(c)	8.6	18.5	16.5	44.3	87.9
Purchase obligations(d)	14.9	0.5	—	—	15.4
Interest rate cap agreements(e)	1.3	1.1	—	—	2.4
Transition tax(f)	1.6	—	—	—	1.6
Total	$77.8	$139.5	$255.4	$576.2	$1,048.9

(a)

Represents the expected cash payments for interest on our long-term debt based on interest rates in place and the amounts outstanding as of December 31, 2017. Because the interest rates under the Initial Secured Credit Facilities are variable, actual payments may differ.

(b)

Represents asset retirement obligations arising from contractual requirements to perform specified activities at the time of disposition of certain leasehold improvements and equipment at certain of our facilities.

(c)	Represents amounts due under existing operating leases related to our offices and other facilities.
(d)	Represents noncancelable commitments for the purchase of software, goods and services.
(e)	Represents amounts due under our existing interest rate cap agreements.
(f)	Represents estimated amounts due as a result of the Tax Act. See Note 11 to our consolidated financial statements.

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

Revenue Recognition, Unbilled Receivables and Estimated Liability for Refunds and Appeals

We base our net revenue on specific contracts with our clients. These contracts generally specify: (a) time periods covered by the work to be performed; (b) nature and extent of services we are to provide; (c) the client's duties in assisting and cooperating with us; and (d) fees payable to us. Our fees earned are most often expressed as a specified percentage of our findings and, in certain cases, as a flat fee. For those clients where we identify any payment errors in advance of payment to the providers, the clients reduce the amount paid to the providers based upon the savings we have identified. For those clients where we identify payment errors after the client has made payment, clients generally recover claims either by taking credits against outstanding payables or future purchases from the related providers or vendors or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client often is dictated by industry practice. In addition, many clients establish specific procedural guidelines that we must satisfy prior to submitting claims for client approval, and these guidelines are unique to each client.

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

We derive a relatively small portion of revenue on a “fee-for-service” basis whereby billing is based upon a subscription basis, flat fee or a fee per hour. We recognize revenue for these types of services ratably over the contract term, and when criteria (a) through (d) as set forth above are met.

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements of our revenue recognition policy, the claim is ultimately rejected. In such cases, our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record any such refunds as a reduction of revenue. We record an estimate for refund liabilities at any given time based on actual historical refund data by client type. We satisfy such refund liabilities either by offsets to accounts receivable or by cash payments to clients. In addition to these estimated refund liabilities, we calculate client specific reserves when we determine an additional reserve may be necessary.

The appeal process established by CMS by which providers can dispute claims generated under our Medicare RAC contracts includes five levels of appeals and can extend in excess of two years. Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. If an appeal is successful, we may be required to return all or a portion of the fee we earned with respect to the appealed claim. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and those which we estimate are probable of being returned to CMS following a successful appeal by the providers. Our estimates are based on our historical experience with the Medicare RAC appeal process. Our original Medicare RAC contract with CMS expired on January 31, 2018. As a result of the contract expiration, we expect to release at least $32 million of the total $56 million liability during the first quarter 2018. We continue to assess the remaining estimated liability for refunds and appeals to determine management’s best estimate of any appeals overturned prior to the expiration of the contract term. See Note 20 to our consolidated financial statements for further detail.

At December 31, 2017 and December 31, 2016, a total of $35.4 million and  $41.0 million, respectively, was presented as an estimated allowance for refunds and appeals, representing our estimate of claims that may be overturned related to amounts in accounts receivable. At December 31, 2017 and December 31, 2016, a total of $61.6 million and  $62.5 million, respectively, was presented as an estimated liability for refunds and appeals, representing our estimate of claims that may be overturned related to revenue which had already been collected.

Our assumptions are based on historical refund data by our clients. We do not believe that we face a risk of significant loss in excess of the amounts accrued, other than a contingent liability of up to $13.0 million for refunds and appeals under our original Medicare RAC contract. Any future changes to our customer contracts, including further modifications to our original and/or new Medicare RAC contract, may require us to apply different estimates and assumptions, which in turn could impact both our revenue and our estimated liability for refunds and appeals in future periods. See Note 7 and Note 20 to our consolidated financial statements for further details.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. As of December 31, 2017 and December 31, 2016, approximately $62.3 million and $51.6 million, respectively, related to unbilled receivables were included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times, a year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. As of December 31, 2017 and December 31, 2016, approximately $5.0 million and $6.1 million, respectively, related to unbilled receivables of this nature were included in accounts receivable on our Consolidated Balance Sheets.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Business Combinations

We have recorded goodwill and acquired intangible assets through acquisitions accounted for as business combinations. When identifiable intangible assets, including technology platforms are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	estimating future revenue and cash flows expected to be collected; and
•	developing appropriate discount rates, long-term growth rates and probability rates.

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

Goodwill and Indefinite — Lived Intangible Assets

Goodwill has resulted from business acquisitions including the RowdMap Acquisition in 2017 as described in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2017, we had goodwill of approximately $1.3 billion, which represented approximately 60% of our consolidated total assets.

We review goodwill for impairment at least annually. An entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the quantitative impairment test as required in FASB ASC Topic 350, Intangibles—Goodwill and Other. Otherwise, the entity must perform the quantitative impairment test. Under the quantitative impairment test, the fair value of the reporting unit is compared with its carrying value (including goodwill) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, there is no goodwill impairment loss.

Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate reporting unit fair value using the income approach. We perform discounted cash flow analyses which utilize projected cash flows as well as a residual value, which is discounted to the present value in order to arrive at reporting unit fair value. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from management's estimates, and such differences could be material to our consolidated financial position and results of operations. We rely on the following key assumptions, which require significant judgment and estimates, in our discounted cash flows analysis:

•	reporting unit projected revenues based on our best estimates;
•	discount rate applied to forecasted future cash flows to calculate the present value of those cash flows; and
•	long-term growth rate applied to our last year forecasted cash flows to calculate the residual value of our future cash flows.

Our annual impairment analysis is completed as of October 1 of each year. In our October 1, 2017 analysis, we performed the qualitative assessment for our Healthcare reporting unit and concluded it was not more likely than not that the reporting unit’s fair value was less than its carrying amount. For our Global Retail and Other reporting unit, the results of the quantitative test indicated the excess of the estimated fair value of the reporting unit was greater than its carrying value. Furthermore, we conducted an additional quantitative test as of December 31, 2017 due to anticipated changes to our operations in the United Kingdom, and the estimated fair value of the reporting unit was greater than its carrying value by approximately 25%. Our analysis included the use of a discount rate for our Global Retail and Other reporting unit of 12.0%. The long-term growth rate used for our Global Retail and Other reporting unit was 0.0%. Unfavorable changes in these key assumptions could impact testing results and could lead to a potential failure in the qualitative step of the goodwill impairment testing process. Given the excess of the fair value over the carrying value for our Global Retail and Other reporting unit, we do not believe an inconsequential change in the discount rate or long-term growth rate assumption would have a significant impact.

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

No impairment charges for goodwill and indefinite-lived intangible assets were recorded for the years ended December 31, 2017 and December 31, 2016. A $27.8 million impairment related to our legacy trademarks was recorded during the year ended December 31, 2015 as a result of our Cotiviti rebranding in September 2015. See Notes 5 and 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on impairment testing results.

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

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we reduce the deferred tax asset valuation allowance and record a benefit in our provision for income taxes in the Consolidated Statements of Comprehensive Income.

We record liabilities related to uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax provision in the accompanying Consolidated Statements of Comprehensive Income. Accrued interest and penalties are included within accounts payable and accrued other expenses in the Consolidated Balance Sheets.

The Tax Act, which was enacted on December 22, 2017, resulted in a substantial income tax benefit for the year ended December 31, 2017. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Stock-Based Compensation

Equity Incentive Plans

In 2012, we adopted the 2012 Plan pursuant to which our Board of Directors (or committee as designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. We only granted stock options that can be settled in shares of our common stock under the 2012 Plan. The 2012 Plan had a total of 7,243,330 shares authorized for issuance. Upon completion of the IPO in May 2016, we adopted the 2016 Plan, and issuances under the 2012 Plan were suspended. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. There are no shares available for future issuance under the 2012 Plan as it was discontinued upon adoption of the 2016 Plan. Under the 2016 Plan, our Board of Directors (or a committee or sub-committee designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. The 2016 Plan was established with the authorization for grants of up to 5,490,000 shares of authorized but unissued shares of common stock. As of December 31, 2017 the total number of shares available for future issuance under the 2016 Plan is 4,313,279.

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

The following table sets forth the options granted, exercised, forfeited or expired under the Equity Plans for the periods presented:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2016	5,997,372	$10.18	7.30	$145,270
Granted	599,153	34.70
Forfeited	(240,845)	19.48
Exercised	(1,778,104)	7.61
Expired	(2,969)	13.92
Outstanding at December 31, 2017	4,574,607	$13.89	6.65	$85,138

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in-the-money options. The fair value per share of common stock was $32.21 as of December 31, 2017 based upon the closing price of our common stock on the NYSE. The total intrinsic value of options exercised was $52.8 million and $15.5 million for the years ended December 31, 2017 and 2016 and was insignificant for the year ended December 31, 2015. The total fair value of stock options vested was $4.1 million, $22.5 million and $2.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

We may also issue RSUs, which provide participants the right to receive shares of our common stock on the vesting date of the underlying RSUs. RSUs may be subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period or on the attainment of specified performance goals as specified in the award agreements. RSUs are payable in cash or in shares or a combination of both. We began issuing RSUs upon adoption of the 2016 Plan; no RSUs were issued under the 2012 Plan. Under the terms of the 2016 Plan, RSUs have a grant date fair value equal to the closing price of our stock on the grant date. The units typically vest ratably over a four year service period.

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Nonvested at December 31, 2016	67,295	$25.88
Granted	398,728	34.30
Forfeited	(48,447)	31.91
Vested and converted to shares	(38,302)	29.88
Nonvested at December 31, 2017	379,274	$33.56

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

Stock-Based Compensation Expense

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method under the provisions of ASC 718, Compensation – Stock Compensation, for estimating the expected term of the options. Since our shares were not publicly traded until May 2016 and were rarely traded privately, at the time of each grant, there is insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our common shares, and therefore, the dividend yield percentage is zero. The risk free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	6.25	6.25	6.25
Expected volatility	40.00%	50.00%	50.00%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average risk-free interest rate	1.93%	1.36%	1.70%
Weighted average grant date fair value	$14.57	$9.53	$7.77

Total fair market value related to the restricted stock issued in connection with the RowdMap Acquisition was $33.2  million based on the closing price of our common stock on the date of grant. For the time-based shares, stock-based compensation expense is being recorded ratably over the three year vesting period. For the performance-based shares, stock-based compensation expense will be recorded over the one year vesting period to the extent it is probable the performance criteria will be achieved. For the year ended December 31, 2017, we recorded approximately $6.1 million in stock-based compensation expense related to the performance-based awards that we estimate are probable of achieving the performance criteria.

We recorded total stock-based compensation expense of $16.9 million, $23.0 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense during the year ended December 31, 2016 includes $15.9 million related to the vesting of all outstanding performance-based stock options. Stock-based compensation expense during the year ended December 31, 2016 also includes $2.3 million related to the accelerated vesting of certain stock options as the result of our IPO. We account for forfeitures as they occur. As of December 31, 2017, we had total unrecognized compensation cost related to 2,526,406 unvested service-based stock options, RSUs and restricted stock of $43.3 million which we expect to recognize over the next 2.4 years.

Prior to our IPO, the valuation of our common stock was determined in accordance with the guidelines set forth in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Since our shares were not publicly traded until May 2016, we considered numerous objective and subjective factors to determine our best estimate of the fair value of our common stock, including but not limited to:

•	our historical financial results and estimated trends and prospects for future financial performance; and
•	third party valuations in connection with our annual goodwill impairment testing.

In 2015, we issued options to purchase shares of our common stock at the following exercise prices (as adjusted to reflect stock split and Special Cash Dividend). We did not issue any stock options in 2016 prior to our IPO in May:

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

The fair value of options, RSUs and restricted stock issued subsequent to our IPO is based on the closing price of our common stock on the NYSE on the grant date.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to interest rate fluctuations and inflation.

Interest Rate Risk

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of December 31, 2017, we had $777.5 million outstanding principal amount under our First Lien Term Loans. Borrowings under the First Lien Credit Facilities bear interest at a rate per annum equal to the applicable margin, plus, at our election, either (a) a base rate determined by reference to the highest of (i) the New York Federal Reserve Bank effective rate in effect on such date plus 0.50%, (ii) LIBOR plus 1.00%, (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day and (iv) with respect to the First Lien Term B Loans only, 1.75% or (b) LIBOR determined by reference to the applicable Reuters screen page two business days prior to the commencement of the interest period relevant to the subject borrowing, adjusted for certain additional costs.

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

As of December 31, 2017 and December 31, 2016, we had $435.0 million and  $540.0 million, respectively, in notional debt outstanding related to interest rate cap agreements, which cover interest payments through September 2019. The interest rate cap agreements outstanding as of December 31, 2017 and 2016 effectively guarantee a ceiling to the interest rate we would otherwise pay on our floating rate debt. This interest rate ceiling on all outstanding hedges is 3.00%. As of December 31, 2017, our interest rate cap agreements were designated as cash flow hedges so that changes in the fair market value of the interest rate cap agreements were included within other comprehensive income (loss).

Based on our outstanding debt as of December 31, 2017, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $7.4 million.

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

Item 8.   Financial Statements and Supplementary Data.

COTIVITI HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cotiviti Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cotiviti Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, the related notes and financial statement schedules I and II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

New York, New York
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cotiviti Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cotiviti Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes and financial statement schedules I and II, and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired RowdMap, Inc. (the “Acquired Business”) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the Acquired Business’s internal control over financial reporting associated with total revenues representing approximately 1.0% of consolidated revenues and total assets representing approximately 1.0% of consolidated assets included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 22, 2018

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$165,518	$110,635
Restricted cash	11,383	9,103
Accounts receivable, net of allowance for doubtful accounts of $176 and $851 at December 31, 2017 and 2016, respectively; and net of estimated allowance for refunds and appeals of $35,434 and $41,020 at December 31, 2017 and 2016, respectively	83,756	67,735
Prepaid expenses and other current assets	15,314	14,957
Total current assets	275,971	202,430
Property and equipment, net	77,340	67,640
Goodwill	1,251,364	1,196,024
Intangible assets, net	492,040	533,305
Other long-term assets	2,514	2,864
TOTAL ASSETS	$2,099,229	$2,002,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$18,000
Customer deposits	11,383	9,103
Accounts payable and accrued other expenses	25,906	23,162
Accrued compensation costs	42,725	58,589
Estimated liability for refunds and appeals	61,607	62,539
Total current liabilities	159,621	171,393
Long-term liabilities:
Long-term debt	749,618	762,202
Other long-term liabilities	5,474	8,799
Deferred tax liabilities	83,048	120,533
Total long-term liabilities	838,140	891,534
Total liabilities	997,761	1,062,927
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 92,299,294 and 90,748,740 issued, and 92,299,294 and 90,741,340 outstanding at December 31, 2017 and 2016, respectively)	92	91
Additional paid-in capital	933,710	911,582
Retained earnings	172,120	33,917
Accumulated other comprehensive loss	(4,454)	(6,156)
Treasury stock, at cost (7,400 shares at December 31, 2016)	—	(98)
Total stockholders' equity	1,101,468	939,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,099,229	$2,002,263

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Net revenue	$678,661	$625,162	$541,343
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	226,439	229,601	183,817
Other costs of revenue	24,688	22,167	20,800
Total cost of revenue	251,127	251,768	204,617
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	108,151	97,123	70,802
Other selling, general and administrative expenses	68,361	59,561	65,943
Total selling, general and administrative expenses	176,512	156,684	136,745
Depreciation and amortization of property and equipment	25,577	20,151	12,695
Amortization of intangible assets	59,606	60,818	61,467
Transaction-related expenses	2,219	1,788	1,469
Impairment of intangible assets	1,322	—	27,826
Total operating expenses	516,363	491,209	444,819
Operating income	162,298	133,953	96,524
Other expense (income):
Interest expense	34,876	48,653	65,561
Loss on extinguishment of debt	3,183	16,417	4,084
Other non-operating (income) expense	(2,191)	(939)	(826)
Total other expense (income)	35,868	64,131	68,819
Income before income taxes	126,430	69,822	27,705
Income tax (benefit) expense	(11,773)	20,970	14,401
Income from continuing operations	138,203	48,852	13,304
Gain on discontinued operations, net of tax	—	—	559
Net income	$138,203	$48,852	$13,863
Other comprehensive income, net of tax:
Foreign currency translation adjustments	924	(923)	(664)
Change in fair value of derivative instruments	778	(366)	(2,345)
Total other comprehensive income (loss)	1,702	(1,289)	(3,009)
Comprehensive income	$139,905	$47,563	$10,854

Earnings per share from continuing operations:
Basic	$1.50	$0.57	$0.17
Diluted	$1.45	$0.55	$0.17
Earnings per share from discontinued operations:
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01
Earnings per share:
Basic	$1.50	$0.57	$0.18
Diluted	$1.45	$0.55	$0.18

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	(Deficit)	Income / (Loss)	Shares	Amount	Equity
Balance, January 1, 2015	77,204,691	$77	$803,810	$(28,798)	$(1,858)	7,400	$(98)	$773,133
Net income	—	—	—	13,863	—	—	—	13,863
Stock-based compensation expense	—	—	3,399	—	—	—	—	3,399
Exercise of stock options	25,620	—	210	—	—	—	—	210
Other comprehensive loss, net	—	—	—	—	(3,009)	—	—	(3,009)
Balance, December 31, 2015	77,230,311	$77	$807,419	$(14,935)	$(4,867)	7,400	$(98)	$787,596
Net income	—	—	—	48,852	—	—	—	48,852
Proceeds from issuance of common stock	12,936,038	13	226,950	—	—	—	—	226,963
Dividends paid	—	—	(150,000)	—	—	—	—	(150,000)
Stock-based compensation expense	—	—	22,954	—	—	—	—	22,954
Exercise of stock options	574,991	1	4,259	—	—	—	—	4,260
Other comprehensive loss, net	—	—	—	—	(1,289)	—	—	(1,289)
Balance, December 31, 2016	90,741,340	$91	$911,582	$33,917	$(6,156)	7,400	$(98)	$939,336
Net income	—	—	—	138,203	—	—	—	138,203
Stock-based compensation expense	—	—	16,873	—	—	—	—	16,873
Exercise of stock options	1,778,104	2	13,530	—	—	—	—	13,532
Release of RSUs	35,056	—	(124)	—	—	77	(3)	(127)
Retirement of treasury shares	—	—	(101)	—	—	(7,477)	101	—
Stock issued under ESPP	62,694	—	1,949	—	—	—	—	1,949
Repurchase of common stock	(317,900)	(1)	(9,999)	—	—	—	—	(10,000)
Other comprehensive gain, net	—	—	—	—	1,702	—	—	1,702
Balance, December 31, 2017	92,299,294	$92	$933,710	$172,120	$(4,454)	—	$—	$1,101,468

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$138,203	$48,852	$13,863
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(41,641)	(7,735)	(11,832)
Depreciation and amortization	85,183	80,969	74,162
Stock-based compensation expense	16,873	22,954	3,399
Amortization of debt issuance costs	2,893	4,278	5,565
Accretion of asset retirement obligations	194	186	166
Loss on impairment of intangible assets	1,322	—	27,826
Loss on extinguishment of debt	3,183	16,417	4,084
Gain on discontinued operations	—	—	(900)
Changes in operating assets and liabilities:
Restricted cash	(2,280)	1,638	9,486
Accounts receivable	(13,494)	11,121	(18,641)
Other assets	1,232	7,217	(12,167)
Customer deposits	2,280	(1,638)	(9,486)
Accrued compensation	(16,072)	15,687	263
Accounts payable and accrued other expenses	(2,402)	(4,821)	(14,831)
Estimated liability for refunds and appeals	(932)	(5,236)	(7,166)
Other long-term liabilities	413	109	(115)
Other	148	(827)	(522)
Net cash provided by operating activities	175,103	189,171	63,154
Cash flows from investing activities:
Expenditures for property and equipment	(37,274)	(35,213)	(22,982)
Business combinations, net of cash acquired	(69,992)	—	—
Other investing activities	—	1,181	401
Net cash used in investing activities	(107,266)	(34,032)	(22,581)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	226,963	—
Proceeds from issuance of common stock under equity plans	15,340	4,243	210
Proceeds from issuance of debt	—	800,000	—
Dividends paid	—	(150,000)	—
Repurchase of common stock	(10,000)	—	—
Payment of debt issuance costs	(661)	(7,131)	(1,086)
Repayment of debt	(18,000)	(1,067,350)	(8,100)
Net cash used in financing activities	(13,321)	(193,275)	(8,976)
Effect of foreign exchanges on cash and cash equivalents	367	(594)	(844)
Net increase (decrease) in cash and cash equivalents	54,883	(38,730)	30,753
Cash and cash equivalents at beginning of period	110,635	149,365	118,612
Cash and cash equivalents at end of the period	$165,518	$110,635	$149,365
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28,452	$25,359	$41,119
Cash paid for interest	29,601	43,227	60,238
Noncash investing activities (accrued property and equipment purchases)	5,912	8,163	12,949

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of analytics‑driven payment accuracy and spend management solutions, focused primarily on the healthcare sector. Our integrated solutions help clients enhance payment accuracy in an increasingly complex healthcare environment. We leverage our robust technology platform, configurable analytics, proprietary information assets and expertise in healthcare reimbursement to help our clients enhance their claims payment accuracy. We help our healthcare clients identify and correct payment inaccuracies. We work with over 60 healthcare organizations, including a majority of the 25 largest U.S. commercial, Medicaid and Medicare managed health plans, as well as CMS. We are also a leading provider of payment accuracy solutions to approximately 30 retail clients, including a majority of the ten largest retailers in the United States.

We have adopted a holding company structure and our primary domestic operations are performed through our wholly-owned operating subsidiaries. We have international operations in Canada, the United Kingdom and India.

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

Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity on our Consolidated Balance Sheets.

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

Foreign currency translation gains and losses from re-measurement are included in other non-operating (income) expense in the accompanying Consolidated Statements of Comprehensive Income. The amounts of net gain (loss) on foreign currency re-measurement recognized were immaterial for all periods presented.

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

As discussed below under Recently Issued Accounting Standards, we will adopt the updated FASB revenue recognition guidance ASC 606 on January 1, 2018. ASC 606 is an update to ASC 605, which was the revenue recognition standard in effect for each of the three years in the period ended December 31, 2017.

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements of our revenue recognition policy, the claim is ultimately rejected. In such cases, our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record any such refund as a reduction of revenue. We record an estimate for refund liabilities at any given time based on actual historical refund data by client type. We satisfy such refund liabilities either by offsets to accounts receivable or by cash payments to clients. In addition to these estimated refund liabilities, we calculate client specific reserves when we determine an additional reserve may be necessary.

The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which had already been received was $61,607 and $62,539 at December 31, 2017 and December 31, 2016, respectively. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable was $35,434 and $41,020 at December 31, 2017 and December 31, 2016, respectively.

Under the Medicare Recovery Audit Program, in which we are one of the Medicare RACs for CMS, healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and those which we estimate are probable of being returned to CMS following a successful appeal by the providers. Our estimates are based on our historical experience with the Medicare RAC appeal process. This estimated liability for Medicare RAC appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. The liability is included in the estimated liability for refunds and appeals on our Consolidated Balance Sheets. See Note 7 and Note 20 for further information regarding the estimated liability for appeals related to the Medicare RAC program.

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables were approximately $62,294 and $51,643 as of December 31, 2017 and December 31, 2016, respectively and are included in accounts receivable on our Consolidated Balance Sheets.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $4,958 and $6,137 as of December 31, 2017 and December 31, 2016, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

Cost of Revenue

Cost of revenue is a direct cost associated with generating revenue. Cost of revenue related to compensation includes the total cost of payroll, related benefits and stock-based compensation expense for employees in roles that serve to provide direct revenue generating services to clients. Other cost of revenue primarily includes expenses related to the use of certain subcontractors and professional service firms, costs associated with the retrieval of medical records and facilities related costs associated with locations that are used strictly for revenue generating activities. Cost of revenue does not include depreciation and amortization, which is stated separately in our Consolidated Statements of Comprehensive Income.

Selling, General and Administrative

Compensation within SG&A includes the total cost of payroll, related benefits and stock-based compensation expense for employees who do not have a direct role associated with revenue generation including those involved with developing new service offerings. Other SG&A expenses include all general operating costs. These costs include, but are not limited to, rent and occupancy costs for facilities associated with locations that are used for employees not serving in revenue generating roles, telecommunications costs, information technology infrastructure costs, software licensing costs, advertising and marketing expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. SG&A expenses do not include depreciation and amortization, which is stated separately in our Consolidated Statements of Comprehensive Income.

Advertising Costs

Advertising costs are expensed as incurred and included in other SG&A expenses on our Consolidated Statements of Comprehensive Income. Advertising expense was $1,439,  $1,345 and $1,241 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We accrue an allowance against accounts receivable related to fees yet to be collected, based on historical losses adjusted for current market conditions, our clients’ financial condition, the amount of any receivables in dispute, the current receivables aging and current payment patterns. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for all periods presented have not been significant. We do not have any off balance sheet credit exposure related to our clients.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and is included in depreciation and amortization of property and equipment in our Consolidated Statements of Comprehensive Income. The estimated useful lives of our property and equipment are as follows:

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

We capitalized approximately $14,765, $21,580 and $7,239 for the years ended December 31, 2017, 2016 and 2015 respectively. Amortization of software and software development costs is calculated on a straight-line basis over the expected economic life of the software, generally estimated to be five years and is included in depreciation and amortization of property and equipment on our Consolidated Statements of Comprehensive Income. Amortization expense for internal use software was $7,745,  $2,992 and $2,287 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for the year ended December 31, 2015 includes the write off of approximately $975 related to software that is no longer being used.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and separately recognized. We do not amortize goodwill. Goodwill is reviewed for impairment on an annual basis as of October 1, of each year or more frequently if events or circumstances indicate the carrying amount may not be recoverable. These tests are performed at the reporting unit level. We have two reporting units, Healthcare and Global Retail and Other. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

Under ASC 350, Intangibles—Goodwill and Other, we are permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the quantitative impairment test. If we cannot support such a conclusion, or we do not elect to

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

perform the qualitative assessment, then a quantitative test for goodwill is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined using a discounted cash flow analysis based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions.

Intangible Assets

Our intangible assets with definite lives include customer relationships and acquired software. Intangible assets with indefinite lives include a trademark, which is not being amortized, and is tested for impairment on an annual basis as of October 1 of each year or when events or changes in circumstances necessitate an evaluation for impairment. Recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. Intangible assets with definite lives are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangibles, generally on a straight-line basis over useful lives ranging from 5 to 14 years. Amortization expense is included in amortization of intangible assets in our Consolidated Statements of Comprehensive Income. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. See Note 5 for further detail.

Long-Lived Assets

Long-lived assets, including property and equipment, with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require the asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as necessary.

Business Combinations

We account for acquisitions of businesses using the acquisition method of accounting. The purchase price is allocated to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

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

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we reduce the deferred tax asset valuation allowance and record a benefit in our provision for income taxes in our Consolidated Statements of Comprehensive Income.

We record liabilities related to uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax provision in the accompanying Consolidated Statements of Comprehensive Income. Accrued interest and penalties are included within accounts payable and accrued other expenses in the Consolidated Balance Sheets.

The Tax Act, which was enacted on December 22, 2017, resulted in a substantial impact on our income tax benefit for the year ended December 31, 2017. See Note 11 for additional information.

Derivative Instruments

Our derivative instruments consist entirely of interest rate cap agreements, are stated at fair value and are included in accounts payable and accrued other expenses and other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss on our Consolidated Balance Sheets until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. See Note 9 for more information.

Stock-Based Compensation

Our policy is to issue new shares for purchases under our equity incentive plans as described in Note 14. Stock-based compensation expense is estimated at the grant date based on an award’s fair value. The determination of the stock-based compensation expense related to stock options is calculated using a Black-Scholes-Merton option pricing model and is affected by our stock price, expected stock price volatility over the term of the awards, expected term, risk free interest rate and expected dividends. The determination of the stock-based compensation expense related to RSUs is calculated based on the closing price of our stock on the grant date. We record forfeitures as they occur.

We recognize stock-based compensation expense for service-based equity awards using the straight-line attribution method over the requisite service period.

We have awarded performance-based equity awards to certain employees and directors. Performance-based awards vest in accordance with the specific performance criteria outlined in the executed award agreements. The vesting of performance-based equity awards is also dependent upon the participant’s continued employment. The criteria associated with our outstanding performance-based stock options as defined in the terms of the award agreements, was satisfied as of September 30, 2016 and therefore these stock options all became vested and exercisable. As such, we recorded stock-based compensation expense during the year ended December 31, 2016 based on the grant date fair value of the performance-based awards.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

As part of the RowdMap Acquisition, we issued restricted stock to certain employees. We recognized the related expense for these awards ratably over the applicable vesting period or as achievement of performance criteria become probable. See Note 14 for additional information.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 7 for further detail on loss contingency related to the Medicare RAC.

Fair Value of Financial Instruments

The carrying values for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities reasonably approximate fair market value due to their nature and the short term maturity of these financial instruments. We measure assets and liabilities at fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, we use a consistent fair value hierarchy framework as defined in ASC 820, Fair Value Measurement.  See Note 10 for more information regarding management’s fair value estimates.

Recently Issued Accounting Standards

New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. The authoritative literature which has recently been issued and that we believe will most impact our consolidated financial statements is described below. There are also several new proposals under development. If and when enacted, these proposals may have a significant impact on our financial statements.

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

In 2016, we formed an internal team to evaluate and quantify the potential impact of this new revenue guidance. As of the date of this filing, we have completed our contract review and policy drafting. Based on our review, we believe the timing of revenue recognition will not materially change from current practice. We will adopt as of January 1, 2018 using the modified retrospective method. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. Our identification and design of such changes is

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

ongoing. We will provide additional information about the impact of this new guidance, including enhanced disclosure requirements, in future filings.

Note 3. Acquisition

On July 14, 2017, we acquired all of the outstanding equity of RowdMap. Based in Louisville, Kentucky, RowdMap is a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $74,000 in cash, subject to certain adjustments and funded entirely with available liquidity. We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares are subject to continued employment and performance-based vesting requirements. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. We record stock-based compensation expense related to this restricted stock ratably over the vesting period or to the extent it is probable the performance criteria will be achieved. This stock-based compensation expense is not deductible for income tax purposes.

As part of the RowdMap Acquisition, we allocated the purchase price to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill.

Goodwill represents the value of acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets. We believe these specialized processes and procedures will enhance our long history of innovation and help expand our solution offerings. We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We based the estimated cash flows on our projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

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

In connection with the RowdMap Acquisition, a preliminary liability of $1,068 was recorded in accounts payable and accrued other expenses on the Consolidated Balance Sheets as of December 31, 2017, for payments due to the former stockholders of RowdMap, some of whom are now our employees.

We recorded approximately $700 of transaction costs primarily related to professional services associated with the acquisition as transaction-related expenses within our Consolidated Statements of Comprehensive Income during the year ended December 31, 2017.

The acquisition was not significant to our consolidated financial statements, therefore, pro forma results of operations related to this business acquisition have not been presented. The financial results of RowdMap have been included in our consolidated financial statements since the date of the acquisition.

Note 4. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	December 31,
	2017	2016
Computer equipment	$46,731	$40,349
Software	67,511	42,614
Furniture and fixtures	9,199	8,652
Leasehold improvements	5,256	4,392
Projects in progress	10,295	12,001
Property and equipment, gross	$138,992	$108,008
Less: accumulated depreciation and amortization	61,652	40,368
Property and equipment, net	$77,340	$67,640

In December 2015, we purchased a perpetual software license, which is included in the software total above. We are paying for this software over a two year period ending in January 2018. As such, there is approximately $3,351  included in accounts payable and accrued other expenses on our Consolidated Balance Sheets as of December 31, 2017 and 2016 and $3,225 included in other long-term liabilities on our Consolidated Balance Sheets as of December 31, 2016. The amount included in other long-term liabilities as of December 31, 2016 represented the then present value of payments that will ultimately be made.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $25,577,  $20,151 and $12,695 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Note 5. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

					Weighted
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period
December 31, 2017:
Customer relationships	$650,954	$190,572	$1,322	$459,060	13.5	years
Acquired software	54,210	25,430	—	28,780	6.8	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$709,364	$216,002	$1,322	$492,040	13.0	years
December 31, 2016:
Customer relationships	$640,052	$144,768	$—	$495,284	13.7	years
Acquired software	82,400	48,579	—	33,821	6.2	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$726,652	$193,347	$—	$533,305	12.8	years

As of December 31, 2017,  $34,500 of the acquired software intangible asset that became fully amortized during 2017 has been removed from the gross carrying amount and accumulated amortization.

Amortization expense was $59,606,  $60,818 and $61,467 for the years ended December 31, 2017, 2016 and 2015, respectively.

As a result of the loss of a retail client in the United Kingdom, we recorded an impairment of intangible assets of $1,322 related to our customer relationships during the year ended December 31, 2017.

As a result of our rebranding in September 2015, we recorded an impairment of intangible assets of $27,826 related to our legacy trademarks during the year ended December 31, 2015. The remaining trademark value as of December 31, 2017 of $4,200 is related to our retail business that continues to operate as Connolly, a division of Cotiviti.

As of December 31, 2017 amortization expense for the next 5 years is expected to be:

2018	$57,588
2019	57,588
2020	57,588
2021	53,264
2022	48,956

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Note 6. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,251,364 and $1,196,024 as of December 31, 2017 and December 31, 2016, respectively.

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 as allocated to each of our Healthcare and Global Retail and Other segments was as follows:

	December 31, 2017		December 31, 2016
		Global Retail		Global Retail
	Healthcare	and Other	Healthcare	and Other
Beginning balance	$1,147,771	$48,253	$1,147,771	$49,273
RowdMap Acquisition	54,673	—	—	—
Foreign currency translation	—	667	—	(1,020)
Ending balance	$1,202,444	$48,920	$1,147,771	$48,253

There was no impairment related to goodwill for any period presented.

Note 7. Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable lease agreements for certain facilities and equipment, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as lease obligations. Lease obligations due within one year are included in accounts payable and accrued other expenses on our Consolidated Balance Sheets. These leases expire at various points through 2029. Rent expense related to these leases was $10,719, $10,529 and $8,826 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum payments under non cancelable operating lease agreements as of December 31, 2017 were as follows:

Year ending December 31:
2018	$8,640
2019	9,588
2020	8,882
2021	8,173
2022	8,363
2023 - 2029	44,308
Total minimum lease payments	$87,954

Legal and Other Matters

We may be involved in various legal proceedings and litigation arising in the ordinary course of business. While any legal proceeding or litigation has an element of uncertainty, management believes the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Medicare RAC Contract Contingency

In August 2014, CMS announced it would allow providers to remove all eligible claims currently pending in the appeals process by offering to pay hospitals 68% of the original claim amount. This settlement was offered to the

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

providers and it was unknown what, if any, impact there would be for the Medicare RACs. On July 1, 2015, CMS issued a Technical Direction Letter to the Medicare RACs, including us, indicating that Medicare RACs will only be entitled to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts. Based on the initial lists of finalized settlements provided by CMS, we would be required to refund CMS approximately $22,308 due to the related adjustments in Medicare RAC contingency fees. In 2016, CMS announced a second settlement process to allow eligible providers to settle their inpatient status claims currently under appeal beginning on December 1, 2016. These additional settlements could result in CMS claims that it is entitled to additional refunds, however, CMS has not asserted any such claims since its initial communication and the amount of additional claims, if any, cannot be determined at this time.  While there are uncertainties in any dispute resolution and results are uncertain, we have disputed CMS’s findings based on our interpretation of the terms of the Medicare RAC contract and our belief that the backup data provided by CMS is inaccurate and/or incomplete. Our liability for estimated refunds and appeals includes amounts for these settled claims based on our best estimates of the amount we believe will be ultimately payable to CMS based on our interpretation of the terms of the Medicare RAC contract. As of December 31, 2017, we believed that it was possible that we could be required to pay an additional amount up to approximately $13,000 in excess of the amount we accrued as of December 31, 2017 based on the claims data we have received from CMS to date. As CMS completes its settlement process with the providers and updated files are provided to us, the potential amount owed by us may change.

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers favor after the expiration date and, in addition, we believe that we have no obligation to CMS in connection with the hospital settlement processes described above.  See Note 20 for further information.

Asset Retirement Obligations

We have AROs arising from contractual requirements to perform specified activities at the time of disposition of certain leasehold improvements and equipment at some of our facilities. Changes in the carrying amount of AROs were as follows:

	Year ended
	December 31,
	2017	2016
Balance beginning of period	$2,725	$2,415
Additional ARO liability	—	133
Accretion expense	183	177
Settled ARO liability	(64)	—
Balance at end of period	$2,844	$2,725

Note 8. Long‑term Debt

In April 2017, we entered into and executed the First Amendment Agreement to the Restated Credit Agreement, which, among other things, provided for a 25 basis point reduction in applicable interest rate spread over LIBOR associated with the First Lien Term B Loans. As a result, we recognized a loss on extinguishment of $3,183 during the year ended December  31, 2017, which is included in our Consolidated Statements of Comprehensive Income.

In September 2016, we entered into and executed the Restated Credit Agreement, which replaced our then outstanding Initial Secured Credit Facilities, lowered total debt outstanding by $22,700 and provided for lower applicable interest rates. The Restated Credit Agreement consists of (a) the First Lien Term A Loans in the amount of $250,000, (b) the First Lien Term B Loans in the amount of $550,000 and (c) the Revolver in the amount of up to $100,000. As a result of this refinancing, we recognized a loss on extinguishment of debt of $9,349 during the year ended December 31, 2016, which is included in our Consolidated Statements of Comprehensive Income.

In June 2016, we repaid $223,000 in outstanding principal under our then outstanding Initial Second Lien Credit Facility using proceeds from our IPO. We also made a voluntary prepayment of $13,100 of outstanding principal

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

under the Initial Second Lien Credit Facility. As a result of these repayments, we recognized a loss on extinguishment of debt of $7,068 during the year ended December 31, 2016, which is included in our Consolidated Statements of Comprehensive Income.

In May 2015, we entered into and executed the First and Second Amendments to the then outstanding Initial First Lien Credit Facilities, which, among other things, provided for lower applicable interest rates associated with the Initial First Lien Credit Facilities by 50 basis points. As a result, we recognized a loss on extinguishment of debt of $4,084 during the year ended December 31, 2015, which is included in our Consolidated Statements of Comprehensive Income.

Long‑term debt for the periods presented was as follows:

	December 31,
	2017	2016
First Lien Term A Loans(a)	$234,237	$246,694
First Lien Term B Loans(b)	540,585	544,345
Revolver(c)	—	—
Total debt	774,822	791,039
Less: debt issuance costs	7,204	10,837
Less: current portion	18,000	18,000
Total long-term debt	$749,618	$762,202

(a)

The First Lien Term A  Loans mature on September 28, 2021 and requires quarterly principal payments of $3,125 per quarter in 2018, $4,688 per quarter in 2019, $6,250 per quarter in 2020 and $9,375 per quarter for the first two quarters of 2021. The remainder of the outstanding First Lien Term A  Loans borrowings are due on September 28, 2021. Any mandatory or voluntary prepayment will be applied against the remaining scheduled installments of principal payments in direct order of maturity, unless other direction of application is provided by us. Based on our periodic election, borrowings under the First Lien Term A  Loans bear interest at either (a) the ABR plus, based on our Secured Leverage Ratio (as defined in the Restated Credit Agreement), 1.25% - 2.00% for ABR loans or (b) LIBOR plus, based on our Secured Leverage Ratio, 2.25% to 3.00% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) the LIBOR plus 1.00% and (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day. The interest period applicable to any LIBOR borrowing is one,  two,  three or six months, at the election of the borrower. Interest on LIBOR loans is payable the last day of the applicable interest period and, in the case of an interest period of more than three months’ duration, each day on which interest would have been payable had successive interest periods of three months’s duration been applicable to such borrowing. The interest rate in effect was 3.95% and 3.75% at December 31, 2017 and 2016, respectively.

(b)

The First Lien Term B  Loans mature on September 28, 2023 and requires quarterly principal payments of $1,375 with all remaining borrowings due on September 28, 2023. Based on our periodic election, borrowings under the First Lien Term B  Loans bear interest at either (a) the ABR plus 1.75% for ABR loans or (b) LIBOR plus 2.50% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) LIBOR plus 1.00%, (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day and (iv) 1.75%. LIBOR is equal to the higher of (a) the published LIBOR or (b) 0.75%. If our corporate credit rating from Moody’s Investor Service, Inc. is Ba3 or better and our corporate family rating from Standard & Poor’s Financial Services, LLC is BB- or better, the margin will be reduced by 0.25% per annum for as long as such ratings are maintained. The interest period applicable to any LIBOR borrowing is one,  two,  three or six months, at the election of the borrower. Interest on LIBOR loans is payable the last day of the applicable interest period and, in the case of an interest period of more than three months’ duration, each day on which interest would have been payable had successive interest periods of three months’ duration been applicable to such borrowing. The interest rate in effect was 4.20% and 3.75% at December 31, 2017 and 2016, respectively.

(c)

The Revolver expires on September 28, 2021. Interest for any borrowings under the Revolver is payable over one,  two,  three or six months at our election. A commitment fee is payable quarterly based on the unused portion of the Revolver commitment which ranges from 0.30% to 0.50% per annum based on certain financial tests. Based on our periodic election, borrowings under the Revolver bear interest at either (a) ABR plus, based on our Secured Leverage Ratio, 1.25% - 2.00% for ABR loans or (b) LIBOR plus, based on our Secured Leverage Ratio, 2.25% to 3.00% for LIBOR loans. The ABR is equal to the highest of (i) the New York Federal Reserve Bank rate in effect on such date plus 0.50%, (ii) LIBOR plus 1.00% and (iii) the prime commercial lending rate of the administrative agent as in effect on the relevant day. There were no borrowings outstanding under the

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Revolver as of December 31, 2017 and 2016. The interest rate in effect was 3.95% and 3.75% at December 31, 2017 and 2016, respectively.

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. As a result of these restrictions, approximately 64% of the subsidiary net assets are deemed restricted as of December 31, 2017. Refer to Schedule I Condensed Financial Information of Parent. There is a required financial covenant applicable only to the Revolver and the First Lien Term A  Loans, pursuant to which we agree not to permit our Secured Leverage Ratio (as defined in the Restated Credit Agreement) to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of December 31, 2017 and December 31, 2016.

The Restated Credit Agreement requires mandatory prepayments based upon our leverage ratio at the time payment is required and an annual excess cash flows commencing with the year ended December 31, 2017. The mandatory prepayment is contingently payable in the second quarter of each year based on an annual excess cash flow calculation for the preceding year as defined within the Restated Credit Agreement. As of December 31, 2017 we do not expect to be required to make a mandatory prepayment during 2018.

As of December 31, 2017, the expected aggregate maturities of long‑term debt for each of the next five years are as follows:

December 31,
2017
2018	$18,000
2019	24,250
2020	30,500
2021	183,625
2022	5,500
Thereafter	515,625
Total	$777,500

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

As of December 31, 2017 and December 31, 2016, we had $435,000 and $540,000, respectively, in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time. See Note 8 for more information regarding the debt outstanding related to these agreements.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive income (loss) until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt as described in Note 8

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

and the related derivative contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive income (loss) is recognized in interest expense. We recognized interest expense of $1,789,  $283 and $105 during the years ended December 31, 2017, 2016 and 2015, respectively, associated with the interest rate cap agreements.

Ineffectiveness results, in certain circumstances, when the change in total fair value of the derivative instrument differs from the change in the fair value of our expected future cash outlays for the related interest payment and is recognized immediately in interest expense. There was no ineffectiveness recorded during the years ended December 31, 2017, 2016, and 2015, respectively. Likewise, if the hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	December 31,
	2017	2016
Liability fair value recorded in other long-term liabilities	$951	$1,729
Liability fair value recorded in accounts payable and accrued other expenses	979	1,065
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,440)	(1,783)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive income (loss) until the related hedge ultimately settles and interest payments are made on the underlying debt. As of December 31, 2017, we have made payments of $4,021 related to these deferred premiums. We expect to pay an additional $2,374 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income (loss) for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

Balance, January 1, 2015	$(623)
Reclassifications in earnings, net of tax benefit of $40	65
Change in fair value of derivative instrument, net of tax of $1,360	(2,410)
Balance, December 31, 2015	(2,968)
Reclassifications in earnings, net of tax benefit of $107	176
Change in fair value of derivative instrument, net of tax of $319	(542)
Balance, December 31, 2016	(3,334)
Reclassifications in earnings, net of tax benefit of $675	1,114
Change in fair value of derivative instrument, net of tax of $215	(336)
Balance, December 31, 2017	$(2,556)

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$774,822	$—	$—	$791,039
Interest rate cap agreements	—	1,930	—	—	2,794	—
Total	$—	$1,930	$774,822	$—	$2,794	$791,039

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

Note 11. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, reducing the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, we will continue to evaluate the accounting for the tax effects related to the enactment of the Tax Act. As of December 31, 2017, we have made a reasonable estimate of the effects of the Tax Act on our existing deferred tax balances and the one-time transition tax as described below.

We recognized a net income tax benefit of $45,019 in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liabilities based on a U.S. federal tax rate of 21% of $46,600 offset by the one-time transition tax expense of $1,581 on our unremitted foreign earnings and profits which we have elected to pay in the current year. As part of our analysis, a tax credit carryforward of $1,174 was identified and a full valuation allowance

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

was established. Although we believe this represents a reasonable estimate of the impact of the income tax effects of the Tax Act,  it should be considered provisional as of December 31, 2017. Upon completion of our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax liabilities, as well as the liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of tax (benefit) expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

While the Tax Act provides for a modified territorial regime, effective January 1, 2018, it includes a new U.S. tax base erosion provision, the global intangible low-taxed income (“GILTI”) tax. Although we do not expect that we will be subject to any material incremental U.S. tax on GILTI income in 2018, we have elected to account for any potential GILTI tax in the period in which it is incurred, and therefore have not provided any deferred income tax impacts of GILTI for the year ended December 31, 2017.

Total income tax (benefit) expense for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year ended
	December 31,
	2017	2016	2015
Income tax (benefit) expense from continuing operations	$(11,773)	$20,970	$14,401
Income tax expense from discontinued operations	—	—	341
Total income tax (benefit) expense	$(11,773)	$20,970	$14,742

For the years ended December 31, 2017, 2016, and 2015, income from continuing operations before income taxes includes the following components:

	Year ended
	December 31,
	2017	2016	2015
U.S. operations	$122,952	$66,838	$27,605
Foreign operations	3,478	2,984	100
Income before income taxes	$126,430	$69,822	$27,705

The income tax (benefit) expense that is attributable to income from continuing operations before income taxes included in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	Year ended
	December 31,
	2017	2016	2015
Current:
U.S. federal	$26,509	$26,734	$20,382
State and local	1,679	613	4,822
Foreign	1,680	1,358	1,029
Current income tax expense	29,868	28,705	26,233
Deferred
U.S. federal	(42,430)	(5,858)	(12,584)
State and local	(304)	(1,825)	798
Foreign	1,093	(52)	(46)
Deferred income tax benefit	(41,641)	(7,735)	(11,832)
Total income tax (benefit) expense	$(11,773)	$20,970	$14,401

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

The factors accounting for the variation in our overall effective tax rates from continuing operations compared to U.S. statutory income tax rates for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended
	December 31,
	2017	2016	2015
Federal income tax expense at the statutory rate	$44,250	$24,438	$9,697
State and local taxes, net of federal benefit	1,657	556	3,922
Non-deductible costs	1,197	779	1,070
Stock-based compensation	(11,985)	(4,000)	—
Unrecognized tax positions	(532)	(1,397)	508
U.S. Tax Act benefit, net	(45,019)	—	—
Other	(1,341)	594	(796)
Total income tax (benefit) expense	$(11,773)	$20,970	$14,401

Our effective income tax rate from continuing operations was (9.3%),  30.0% and 52.0% for the years ended December 31, 2017, 2016, and 2015, respectively. The decrease in the effective tax rate for the year ended December 31, 2017 compared to December 31, 2016 is primarily due to a $45,019 tax benefit as a result of the remeasurement of deferred tax liabilities of $46,600, offset by a $1,581 estimated repatriation tax charge. In addition, for the year ended December 31, 2017, we recorded a $11,985 net tax benefit consisting of $15,017 of federal excess tax benefits associated with the exercise of stock options offset by $3,032 of income tax expense associated with the nondeductible restricted stock issued in connection with the RowdMap Acquisition. The decrease in the effective tax rate for the year ended December 31, 2016 compared to December 31, 2015 is primarily due to a $1,300 state tax benefit related to the settlement of an uncertain tax position that was recorded in a prior period, a $4,000 excess tax benefit related to stock option exercises resulting from the early adoption of ASU 2016-09 and a $1,122 state tax benefit from the implementation of certain tax planning.

In general, it is our practice and intention to reinvest the earnings of our non branch foreign subsidiaries in those operations on an indefinite basis. For the years ended December 31, 2016 and 2015, the amounts considered indefinitely reinvested were $8,065 and $5,910, respectively. If the earnings were not considered indefinitely reinvested under prior law, the tax on such earnings would be approximately $1,891 and $1,386 for the years ended December 31, 2016, and 2015, respectively. In light of the Tax Act, companies are required to pay tax on historical earnings that have not been repatriated to the U.S. For year ended December 31, 2017, the amount considered indefinitely reinvested was provisionally estimated at $8,739, and the foreign taxes on such earnings is provisionally estimated at $1,581.

The net deferred taxes below are included on our Consolidated Balance Sheets as a long-term net deferred tax liability of $83,048 at December 31, 2017 and a long-term net deferred tax liability of $120,533 at December 31, 2016.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

The components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts and estimated allowance for refunds and appeals	$21,829	$34,794
Accrued compensation	929	2,185
Deferred rent	194	149
Stock-based compensation	6,045	10,381
Tax credit and net operating loss carryforward	3,420	652
Other deductible temporary differences	2,333	5,077
Gross deferred tax assets	34,750	53,238
Less: valuation allowance	(1,847)	(199)
Total deferred tax assets	32,903	53,039
Deferred tax liabilities:
Unbilled receivables and other liabilities	(1,206)	(2,307)
Intangibles and goodwill	(103,203)	(154,528)
Property and equipment	(4,738)	(10,795)
Software development costs	(5,868)	(2,603)
Other taxable temporary differences	(936)	(3,339)
Total gross deferred tax liabilities	(115,951)	(173,572)
Net deferred tax liability	$(83,048)	$(120,533)

We have federal net operating loss carryforwards of $1,197 which will expire in 2029. In addition, we have a foreign net operating loss of $3,695 with an unlimited carryforward. All state net operating losses were utilized in the prior year. Additionally, we generated state tax credit carryforwards of $1,322, which are anticipated to be fully utilized before expiration.

As of December 31, 2017 and 2016, a valuation allowance of $1,847 and $199, respectively, has been recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The increase in the valuation allowance relates to cumulative foreign net operating losses for 2017, as well as foreign tax credit carryforwards relating to the Tax Act. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017	2016
Unrecognized tax benefits — January 1	$2,571	$4,937
Increase for tax positions taken in prior period	1,186	67
Increase for tax positions taken in current period	385	203
Decrease for tax positions taken in prior period	—	(508)
Decrease for tax positions taken in current period	—	(43)
Decrease related to lapse in statute of limitations	(1,836)	(96)
Decrease related to settlement of positions taken in prior periods	(308)	(1,989)
Unrecognized tax benefits — December 31	$1,998	$2,571

The majority of the balance of unrecognized tax benefits as of December 31, 2017 and 2016, would affect the effective tax rate if recognized.

The total uncertain tax positions expected to reverse in the next 12 months is approximately $81 and $2,301 as of December 31, 2017 and 2016, respectively, due to lapse of statute of limitations. The current year change in uncertain tax positions is primarily the result of the settlement of an uncertain tax position recorded during a prior period as well as lapses in statute of limitations, offset by increases of tax positions taken in a prior period.

The total penalty and interest incurred, relating to uncertain tax positions, for years ended December 31, 2017, 2016, and 2015, was $103,  $424 and $920, respectively. We include interest and penalties as tax expense in the Consolidated Statements of Comprehensive Income.

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

Note 12. Stockholders’ Equity

Share Repurchase Program

On October 31, 2017, the Board of Directors approved a share repurchase program under which we may repurchase up to $100,000 of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time. All share repurchases will be implemented in accordance with Rule 10b-18 of the Exchange Act with respect to the timing, pricing and volume of such transactions. There can be no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors.

During the year ended December 31, 2017, we repurchased 317,900 shares of our common stock under this share repurchase program for $10,000, at a weighted average share price of $31.43 per share. Shares repurchased are immediately retired.

Secondary Offerings

On August 7, 2017, we completed a secondary offering of 10,000,000 shares of our common stock by certain of our stockholders at an offering price of $37.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of shares. In connection with this offering, we incurred

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

approximately $700 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017.

On March 7, 2017, we completed a secondary offering of 9,683,000 shares of our common stock by certain of our stockholders, including 1,263,000 shares sold to the underwriters pursuant to their option to purchase additional shares, at an offering price of $36.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of the shares. In connection with this offering, we incurred approximately $600 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017.

Issuance of Common Stock

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

A summary of the current rights and preferences of holders of our common stock are as follows:

Voting

Common stockholders are entitled to one vote per share of common stock held on all matters on which such common stockholders are entitled to vote.

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

Common Stock Dividends

On May 26, 2016 we paid a Special Cash Dividend of $150,000, or $1.94 per share of common stock outstanding prior to the IPO, to holders of record of our common stock on the dividend record date. In connection with the Special Cash Dividend we lowered the exercise price of then outstanding stock options by $1.94 per share in order to preserve the intrinsic value of the options giving effect to the Special Cash Dividend.

Note 13. Earnings per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted of equity incentive awards.  Restricted stock issued in connection with RowdMap was also included in the calculation of dilutive potential common shares for the year ended December 31, 2017. Our potential common shares consist of the incremental common shares issuable upon the exercise of the options or vesting of RSUs and restricted stock. The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single‑class.

Basic and diluted earnings per share are computed as follows:

	Year Ended
	December 31,
	2017	2016	2015
Net income available to common stockholders	$138,203	$48,852	$13,863

Weighted average outstanding shares of common stock	91,928,364	85,053,890	77,216,133
Dilutive effect of stock-based awards and restricted stock	3,167,726	3,524,302	425,255
Adjusted weighted average outstanding and assumed conversions for diluted EPS	95,096,090	88,578,192	77,641,388

Earnings per share from continuing operations:
Basic	$1.50	$0.57	$0.17
Diluted	1.45	0.55	0.17

Earnings per share from discontinued operations:
Basic	$—	$—	$0.01
Diluted	—	—	0.01

Earnings per share:
Basic	$1.50	$0.57	$0.18
Diluted	1.45	0.55	0.18

Employee stock options, RSUs and restricted stock that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Years Ended
	December 31,
	2017	2016	2015

Employee stock options, RSUs and restricted stock	833,670	341,054	2,035,332

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

The criteria associated with all of our outstanding performance-based stock options as defined in the terms of the applicable award agreements, were satisfied as of September  30, 2016 and, as a result, outstanding performance-based stock options were included in the calculation of diluted earnings per share for the year ended December 31, 2016. Performance-based stock options of 2,794,910 as of December 31, 2015, were not included in the calculation of diluted earnings per share as the vesting conditions were not probable of occurring. Performance-based restricted stock of 76,546 shares as of December 31, 2017 were not included in the calculation of diluted earnings per share as the vesting conditions were not probable of occurring.

Note 14. Stock‑Based Compensation

Equity Incentive Plans

In 2012, we adopted the 2012 Plan pursuant to which our Board of Directors (or committee as designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. We only granted stock options that can be settled in shares of our common stock under the 2012 Plan. The 2012 Plan had a total of 7,243,330 shares authorized for issuance. Upon completion of the IPO in May 2016, we adopted the 2016 Plan, and issuances under the 2012 Plan were suspended. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. There are no shares available for future issuance under the 2012 Plan as it was discontinued upon adoption of the 2016 Plan. Under the 2016 Plan, our Board of Directors (or a committee or sub-committee designated by the Board of Directors) may grant options to purchase shares of our stock, restricted stock and certain other equity awards to directors, officers and key employees. The 2016 Plan was established with the authorization for grants of up to 5,490,000 shares of authorized but unissued shares of common stock. As of December 31, 2017 the total number of shares available for future issuance under the 2016 Plan is 4,313,279.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

The following is a summary of stock option activity under the Equity Plans:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2016	5,997,372	$10.18	7.30	$145,270
Granted	599,153	34.70
Forfeited	(240,845)	19.48
Exercised	(1,778,104)	7.61
Expired	(2,969)	13.92
Outstanding at December 31, 2017	4,574,607	$13.89	6.65	$85,138

Vested and exercisable at December 31, 2017	3,117,670	$10.38	5.95	$68,061

Aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The fair value per share of common stock was $32.21 as of December 31, 2017 based upon the closing price of our common stock on the NYSE. The total intrinsic value of options exercised was $52,828 and $15,521  for the years ended December 31, 2017 and 2016, respectively, and was insignificant for the year ended December 31, 2015. The total fair value of stock options vested was $4,066, $22,453 and $2,450 during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

RSUs provide participants the right to receive a payment based on the value of a share of common stock. RSUs may be subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period or on the attainment of specified performance goals as specified in the award agreements. RSUs are payable in cash or in shares or a combination of both. Under the terms of the Equity Plans, RSUs have a grant date fair value equal to the closing price of our stock on the grant date. The units typically vest ratably over a four year service period other than those issued to members of our Board of Directors. Director RSU grants vest over their one-year annual service period. We began issuing RSUs upon adoption of the 2016 Plan; no RSUs were issued under the 2012 Plan.

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Nonvested at December 31, 2016	67,295	$25.88
Granted	398,728	34.30
Forfeited	(48,447)	31.91
Vested and converted to shares	(38,302)	29.88
Nonvested at December 31, 2017	379,274	$33.56
Expected to vest at December 31, 2017	379,274	$33.56

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

Employee Stock Purchase Plan

We have an ESPP, which became effective January 1, 2017, for US and non-US employees, both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in August 2016 and approved by shareholders in May 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and December of each year and shares are purchased at a 10% discount off the closing price on the NYSE on the date of purchase. Employees must hold the shares purchased for a minimum of 90 days.

The ESPP had 1,260,000 shares of our common stock initially reserved for issuance upon its inception. The reserve automatically increases each January by an amount equal to the lesser of 1,260,000 or approximately 1.5% of total common shares outstanding on the first day of January. A summary of ESPP share reserve activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted average price
Available for future purchases, beginning of year	1,260,000
Shares reserved for issuance(a)	—
Common stock purchased	(62,694)	$31.09
Available for future purchases, end of year	1,197,306

(a)	On January 1, 2018, the number of shares reserved for issuance was increased by 1,260,000.

Stock-Based Compensation Expense

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method under the provisions of ASC 718, Compensation – Stock Compensation, for estimating the expected term of the options. Since our shares were not publicly traded until May 2016 and were rarely traded privately, at the time of each grant, there has been insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our common shares, therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	6.25	6.25	6.25
Expected volatility	40.00%	50.00%	50.00%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average risk-free interest rate	1.93%	1.36%	1.70%
Weighted average grant date fair value	$14.57	$9.53	$7.77

Total fair market value related to the restricted stock issued in connection with the RowdMap Acquisition was  $33,232 based on the closing price of our common stock on the date of grant. For the time-based shares, stock-based compensation expense is being recorded ratably over the three year vesting period. For the performance-based shares, stock-based compensation expense will be recorded over the one year vesting period to the extent it is probable the

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

performance criteria will be achieved. For the year ended December  31, 2017, we recorded approximately $6,072 in stock-based compensation expense related to the performance-based awards that we estimate are probable of achieving the performance criteria.

We recorded total stock-based compensation expense of $16,873,  $22,954 and $3,399 for the years ended December 31, 2017, 2016 and 2015. Stock-based compensation expense during the year ended December 31, 2016 includes $15,898 related to the vesting of all outstanding performance-based stock options. Stock-based compensation expense during the year ended December 31, 2016 also includes $2,257 related to the accelerated vesting of certain stock options as the result of our IPO. We account for forfeitures as they occur. As of December 31, 2017, we had total unrecognized compensation cost of $43,342 related to 2,526,406 unvested service-based stock options, RSUs and restricted stock which we expect to recognize over the next 2.4 years.

Note 15. Segment and Geographic Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. We conduct our business through two reportable business segments: Healthcare and Global Retail and Other.

Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, with additional clients in Canada and the United Kingdom, as well as solutions that improve efficiency and effectiveness of payment networks for a limited number of clients.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Our operating segment results for the periods presented were as follows:

	Year Ended
	December 31,
	2017	2016	2015

Net Revenue
Healthcare	$605,228	$552,041	$467,044
Global Retail and Other	73,433	73,121	74,299
Consolidated net revenue	$678,661	$625,162	$541,343
Depreciation and amortization
Healthcare	$81,388	$77,178	$70,479
Global Retail and Other	3,795	3,791	3,683
Consolidated depreciation and amortization	$85,183	$80,969	$74,162
Transaction-related expenses
Healthcare	$2,087	$1,673	$1,332
Global Retail and Other	132	115	137
Consolidated transaction-related expenses	$2,219	$1,788	$1,469
Impairment of intangible assets
Healthcare	$—	$—	$26,326
Global Retail and Other	1,322	—	1,500
Consolidated impairment of intangible assets	$1,322	$—	$27,826
Operating Income
Healthcare	$151,340	$123,917	$84,240
Global Retail and Other	10,958	10,036	12,284
Consolidated operating income	$162,298	$133,953	$96,524

Operating segment net revenue by product type for the periods presented was as follows:

	Year Ended December 31,
	2017	%	2016	%	2015	%

Healthcare
Retrospective claims accuracy	$351,662	51.8	$310,496	49.7	$251,288	46.4
Prospective claims accuracy	236,192	34.8	229,491	36.7	201,899	37.3
Other	17,374	2.6	12,054	1.9	13,857	2.6
Total Healthcare	605,228	89.2	552,041	88.3	467,044	86.3
Global Retail and Other
Retrospective claims accuracy	71,437	10.5	70,656	11.3	72,060	13.3
Other	1,996	0.3	2,465	0.4	2,239	0.4
Total Global Retail and Other	73,433	10.8	73,121	11.7	74,299	13.7
Consolidated net revenue	$678,661	100.0	$625,162	100.0	$541,343	100.0

Geographic Information

Geographic net revenue and long-lived assets are attributed to the geographic regions based on the geographic location of each of our subsidiaries/locations. Our operations are primarily within the continental United States. We also operate in Canada and the United Kingdom.

Net revenue generated in the United States accounted for approximately 99%,  98% and 98% of total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Remaining net revenue was generated in the rest of the world.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

Long-lived assets are primarily based in the United States with over 99% of total consolidated long-lived assets. Less than 1% of total consolidated long-lived assets are foreign.

Note 16. Client Concentration

The list of our largest clients changes periodically. Our largest clients, all of which are in our Healthcare segment, accounted for the following percentages of total net revenue:

	Year Ended
	December 31,
	2017	2016	2015
Customer A	13%	15%	14%
Customer B	11%	11%	10%
Customer C	10%	7%	8%

In many instances, we provide our services pursuant to agreements which have auto renewal clauses and may be periodically subject to a competitive reprocurement process.

Note 17. Employee Benefit Plans

Contributions expensed and included in compensation on our Consolidated Statements of Comprehensive Income for employee benefit plans are detailed below:

	Year Ended
	December 31,
	2017	2016	2015
401(k) Plan (a)	$5,101	$3,860	$3,053
Profit Share Plan (b)	—	220	539
Provident Plan (c)	712	528	427
Total	$5,813	$4,608	$4,019

(a)

We sponsor a  defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code, which cover substantially all U.S. employees, subject to certain minimum age and service requirements. The plans provide for a contribution based on a percentage of eligible employee contributions.

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

(c)

Eligible employees of our subsidiary located in India are covered by the Provident Fund, contributions which are based on a percentage of eligible employees’ salaries, and the Indian Payment of Gratuity Act, which provides for benefits to be paid to eligible employees upon termination of employment (collectively, the “India Plan”). Benefits under the India Plan are administered by the Indian Government. As of December 31, 2017 and 2016 we had an accrued benefit obligation relating to the India Plan of $1,008 and $763, respectively.

Note 18. Discontinued Operations

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

The following table summarizes our unaudited quarterly operating results for the last two years:

	First	Second	Third	Fourth
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenue(a)	$160,133	$167,611	$174,188	$176,729
Operating income(b)	34,082	39,996	41,042	47,178
Net income(b)(c)	26,975	21,088	19,472	70,668
Total earnings per share—Basic(c)	$0.30	$0.23	$0.21	$0.77
Total earnings per share—Diluted(c)	$0.28	$0.22	$0.20	$0.74

	First	Second	Third	Fourth
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenue(d)	$142,718	$158,291	$156,241	$167,912
Operating income(d)(e)	29,238	38,938	24,155	41,622
Net income(d)(e)(f)	8,084	10,893	4,583	25,292
Total earnings per share—Basic(d)(e)(f)	$0.10	$0.13	$0.05	$0.28
Total earnings per share—Diluted(d)(e)(f)	$0.10	$0.13	$0.05	$0.27

(a)	During the fourth quarter 2017, healthcare revenue was reduced by approximately $7,000 as a result of an increase in our estimated liability for refunds and appeals.

(b)	During the second quarter 2017, as a result of the repricing our Term Loan B, we recorded a loss on extinguishment of $3,183 (see Note 8).

(c)	During the fourth quarter 2017, we recognized a net income tax benefit of $45,019 associated with the impact of the Tax Act enacted on December 22, 2017 (see Note 11).

(d)	During the second quarter 2016, we generated approximately $5,000 in healthcare revenue from special projects that did not reoccur in the second half of the year.

(e)

During the second quarter 2016, stock-based compensation expense includes $2,257 related to the accelerated vesting of certain stock options as the result of our IPO. During the third quarter 2016, stock-based compensation expense includes $15,898 related to the vesting of all outstanding performance-based stock options (see Note 14).

(f)

During the second quarter 2016, we made a voluntary prepayment on our Initial Second Lien Credit Facility which resulted in a $7,068 loss on extinguishment of debt. During the third quarter 2016, as a result of refinancing our long-term debt, we recorded a loss on extinguishment of $9,349 (see Note 8).

.

Note 20.  Subsequent Event

Our original Medicare RAC contract with CMS expired on January 31, 2018. As discussed in Note 2, healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and those which we estimate are probable of being returned to CMS following a successful appeal by the providers. Our estimates are based on our historical experience with the Medicare RAC appeal process. In

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers favor after the expiration date and, in addition, we believe that we have no obligation to CMS in connection with the hospital settlement processes as described in Note 7. Accordingly, we expect to release at least $32,000 of the total $56,000 liability during the first quarter 2018. This will increase first quarter 2018 revenue by an amount equal to the total liability released upon contract expiration. We continue to assess the remaining estimated liability for refunds and appeals to determine management’s best estimate of any appeals overturned prior to the expiration of the contract term.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10‑K pursuant to Rule 13a-15(b) of the Exchange Act. In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude business combinations from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation over internal controls over financial reporting excluded the evaluation of internal control activities specific to RowdMap, which we acquired in July 2017 as discussed in Note 3 to our consolidated financial statements. We have included the financial results of RowdMap in our consolidated financial statements from the date of acquisition. Total revenues excluded from our assessment of internal controls over financial reporting represented approximately 1% of total 2017 revenue and total assets excluded represented approximately 1% of total assets as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2017. KPMG LLP has issued their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in and is incorporated herein by reference to our 2018 Proxy Statement and to the material under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.

Item 11.  Executive Compensation

The information required by this Item will be included in and is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Table

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2017.

	Securities to be issued	Weighted average	Number of securities
	upon exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
Plan Category	warrants and rights	warrants and rights	under equity compensation plans
Equity compensation plans
Approved by shareholders	4,574,607	$13.89	5,510,585
Not approved by shareholders	—	$—	—

Other information required by this Item will be included in and is incorporated herein by reference to our 2018 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in and is incorporated herein by reference to our 2018 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be included in and is incorporated herein by reference to our 2018 Proxy Statement.

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

10.6*†	Executive Employment Agreement, dated October 27, 2017, by and between Bradley Ferguson and Cotiviti USA, LLC.

Exhibit No.	Description of Exhibits
10.7*†	Executive Employment Agreement, dated October 23, 2017, by and between Nord Samuelson and Cotiviti USA, LLC.

10.8*†	Executive Employment Agreement, dated May 15, 2015, by and between Jonathan Olefson and Connolly iHealth Technologies, LLC.

10.9†	Cotiviti Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-211618) filed on May 25, 2016).

10.10†

Form of Stock Option Agreement under Cotiviti Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333‑211022) filed on April 29, 2016).

10.11†	Cotiviti Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-211618) filed on May 25, 2016).

10.12†

Form of Stock Option Award Agreement under Cotiviti Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.13†

Form of Restricted Stock Unit Award Agreement under Cotiviti Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-211022) filed on April 29, 2016).

10.14†

Cotiviti Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-214568) filed on November 10, 2016).

10.15†

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description of Exhibits
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document. * Filed herewith. † Management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTIVITI HOLDINGS, INC.

Date: February 22, 2018	By:	/s/ J. DOUGLAS WILLIAMS
	Name:	J. Douglas Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Douglas Williams, Bradley Ferguson and Jonathan Olefson, each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. DOUGLAS WILLIAMS	Chief Executive Officer and Director	February 22, 2018
J. Douglas Williams	(Principal Executive Officer)

/s/ BRADLEY FERGUSON	Senior Vice President and Chief Financial Officer	February 22, 2018
Bradley Ferguson	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID SWIFT	Chairman and Director	February 22, 2018
David Swift

/s/ ELIZABETH CONNOLLY ALEXANDER	Director	February 22, 2018
Elizabeth Connolly Alexander

/s/ MALA ANAND	Director	February 22, 2018
Mala Anand

/s/ KENNETH GOULET	Director	February 22, 2018
Kenneth Goulet

/s/ RUBEN J. KING-SHAW, JR.	Director	February 22, 2018
Ruben Jose King-Shaw, Jr.

/s/ JOHN MALDONADO	Director	February 22, 2018
John Maldonado

/s/ JAMES PARISI	Director	February 22, 2018
James Parisi

/s/ CHRISTOPHER PIKE	Director	February 22, 2018
Christopher Pike

/s/ R. HALSEY WISE	Director	February 22, 2018
R. Halsey Wise

Cotiviti Holdings, Inc.

Schedule I - Condensed Financial Information of Registrant

Parent Company Balance Sheets

(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Non current assets:
Investment in subsidiaries	1,101,468	939,336
TOTAL ASSETS	$1,101,468	$939,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$—	$—

Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 92,299,294 and 90,748,740 issued, and 92,299,294 and 90,741,340 outstanding at December 31, 2017 and 2016, respectively)	92	91
Additional paid-in capital	933,710	911,582
Retained earnings	172,120	33,917
Accumulated other comprehensive loss	(4,454)	(6,156)
Treasury stock, at cost (7,400 shares at December 31, 2016)	—	(98)
Total stockholders' equity	1,101,468	939,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,101,468	$939,336

Cotiviti Holdings, Inc.
Schedule I - Condensed Financial Information
Parent Company Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2017	2016	2015
Equity in income of subsidiaries	$138,203	$48,852	$13,863
Net income	138,203	48,852	13,863
Equity in other comprehensive income (loss) of subsidiaries	1,702	(1,289)	(3,009)
Total comprehensive income	$139,905	$47,563	$10,854

Cotiviti Holdings, Inc.

Schedule I—Condensed Financial Information of Registrant

Parent Company Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$138,203	$48,852	$13,863
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(138,203)	(48,852)	(13,863)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities:
Investment in subsidiaries	(5,340)	(81,206)	(210)
Net cash used in investing activities	(5,340)	(81,206)	(210)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	226,963	—
Proceeds from issuance of common stock under equity plans	15,340	4,243	210
Dividends paid	—	(150,000)	—
Repurchase of common stock	(10,000)	—	—
Net cash provided by financing activities	5,340	81,206	210

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of the period	$—	$—	$—

Supplemental disclosures of cash flow information:
Noncash operating activities (stock-based compensation)	$16,873	$22,954	$3,399

Cotiviti Holdings, Inc.

Schedule I—Condensed Financial Information of Registrant

Notes to Parent Company Financial Statements

(In thousands, except share amounts)

Note 1. Basis of Presentation

Cotiviti Holdings, Inc. (collectively with its subsidiaries, "we," "our," or "the Company") is incorporated in the state of Delaware and has adopted a holding company structure. With effect from September 2015, the name of our Company was changed from Connolly Superholdings, Inc. to Cotiviti Holdings, Inc. Our primary domestic operations are performed through Cotiviti, LLC and Cotiviti USA, LLC, both of which are our wholly-owned operating subsidiaries. We have international operations in Canada, the United Kingdom and India.

Pursuant to the terms of the Restated Credit Agreement discussed in Note 8 of the Notes to the Cotiviti Holdings, Inc. Consolidated Financial Statements, Cotiviti Corporation and certain of its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, pay dividends or make certain intercompany loans and advances. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2017. The Company is a holding company without any operations of its own. These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Stock-based compensation expense associated with equity incentive awards issued by the Parent Company and the related tax effects are recorded at the subsidiary level where the employees provide the services. The accompanying condensed financial information should be read in conjunction with the Cotiviti Holdings, Inc. Consolidated Financial Statements and related Notes thereto.

Note 2. Stockholders' Equity

Share Repurchase Program

On October 31, 2017, the Board of Directors approved a share repurchase program under which we may repurchase up to $100,000 of common stock. This authorization permits us to repurchase shares from time to time until October 31, 2018 through a variety of methods, including open market repurchases and in privately negotiated transactions subject to debt covenants and other customary legal, contractual, regulatory and market considerations and may be discontinued at any time. All share repurchases will be implemented in accordance with Rule 10b-18 of the Exchange Act with respect to the timing, pricing and volume of such transactions. There can be no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors.

During the year ended December 31, 2017, we repurchased 317,900 shares of our common stock under this share repurchase program for $10,000, at a weighted average share price of $31.43 per share.

Secondary Offerings

On August 7, 2017, we completed a secondary offering of 10,000,000 shares of our common stock by certain of our stockholders at an offering price of $37.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of shares. In connection with this offering, we incurred approximately $700 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017.

On March 7, 2017, we completed a secondary offering of 9,683,000 shares of our common stock by certain of our stockholders, including 1,263,000 shares sold to the underwriters pursuant to their option to purchase additional shares, at an offering price of $36.00 per share. All of the shares offered were sold by selling stockholders. Accordingly, we did not receive any proceeds from the sale of the shares. In connection with this offering, we incurred approximately $600 in professional services expenses, which are included in transaction-related expenses on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017.

Issuance of Common Stock

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

Common Stock Dividends

On May 26, 2016 we paid a Special Cash Dividend of $150,000, or $1.94 per share of common stock outstanding prior to the IPO, to holders of record of our common stock on the dividend record date. In connection with the Special Cash Dividend we lowered the exercise price of then outstanding stock options by $1.94 per share in order to preserve the intrinsic value of the options giving effect to the Special Cash Dividend.

Cotiviti Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Operating Expenses	Provision Charged Against Revenue(a)	Deductions(b)	Balance at End of Period
Year Ended December 31, 2017
Allowance and estimated liability for refunds and appeals(c)	$103,559	$—	$88,874	$(95,392)	$97,041
Allowance for doubtful accounts	851	(295)	—	(380)	176

Year Ended December 31, 2016
Allowance and estimated liability for refunds and appeals(c)	$101,181	$—	$99,472	$(97,094)	$103,559
Allowance for doubtful accounts	1,053	(147)	—	(55)	851

Year Ended December 31, 2015
Allowance and estimated liability for refunds and appeals(c)	$98,157	$—	$67,702	$(64,678)	$101,181
Allowance for doubtful accounts	655	804	—	(406)	1,053

(a)

Provision charged against revenue include estimates for refund and appeals liabilities based on actual historical refunds and appeals data by client type, net of any changes to previously estimated amounts.

(b)

Deductions related to the allowance and estimated liability for refunds and appeals represent credits or payments provided to our clients to settle the liability. Deductions related to the allowance for doubtful accounts represent write-offs of bad debt expense.

(c)

The balance at end of period consists of the estimated allowance for refunds and appeals netted against accounts receivable of $35,434,  $41,020 and $33,406 and the estimated liability for refunds and appeals of $61,607,  $62,539 and $67,775 as of December 31, 2017, 2016 and 2015, respectively. Refer to the Notes to our Consolidated Financial Statements.