Form 10-Q
period 2018-03-31
Cotiviti Holdings, Inc.
filed 2018-05-02
CIK 1657197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Cotiviti Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

001-37787 (Commission File Number)	46-0595918 (IRS Employer Identification No.)
One Glenlake Parkway Suite 1400 Atlanta, GA (Address of principal executive offices)	30328 (Zip Code)

(770) 379-2800

(Registrant’s telephone number, including area code)

115 Perimeter Center Place, Suite 700, Atlanta, GA, 30346

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2018 was 92,941,484.

Definitions

As used in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (this “Quarterly Report on Form 10‑Q” or this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Quarterly Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Quarterly Report.

2012 Plan: refers to the Cotiviti Holdings, Inc. 2012 Equity Incentive Plan.

2016 Plan: refers to the Cotiviti Holdings, Inc. 2016 Equity Incentive Plan.

Adjusted EBITDA: refers to net income before depreciation and amortization, interest expense, other non-operating (income) expense, income tax expense (benefit), transaction-related expenses and other, stock-based compensation and the adjustment related to the original Medicare RAC contract.

2017 Annual Report on Form 10-K: refers to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

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

iHealth Technologies: refers to iHealth Technologies, Inc.

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

Sarbanes-Oxley Act: refers to the United States Sarbanes-Oxley Act of 2002.

SEC: refers to the United States Securities and Exchange Commission.

Securities Act: refers to the United States Securities Act of 1933, as amended.

SG&A: refers to selling, general and administrative.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;

•	our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions;

•	our clients declining to renew their agreements with us or renewing at lower performance fee levels;

•	our failure to innovate and develop new solutions for our clients;

•	delays in implementing our solutions;

•	our failure to maintain or upgrade our operational platforms;

•	inability to develop new clients;

•	improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary;

•	loss of a large client;

•	early termination provisions in our contracts;

•	our failure to accurately estimate the factors upon which we base our contract pricing;

•	our inability to manage our relationships with information suppliers, software vendors or utility providers;

•	our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how;

•	our inability to execute our business plans including our inability to manage our growth;

•	our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships;

•	our inability to realize the book value of intangible assets;

•	our being required to pay significant refunds to CMS under our Medicare RAC contracts or significant changes to the Medicare RAC program;

•	declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process;

•	our success in attracting and retaining qualified employees and key personnel;

•	our inability to expand our retail business;

•	fluctuations in our results of operations;

•	our failure to maintain effective internal controls;

•	litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements or claims not covered by insurance;

•	healthcare spending fluctuations;

•	consolidation among healthcare payers or retailers;

•	slow development of the healthcare payment accuracy market;

•	negative publicity concerning the healthcare payment industry or patient confidentiality and privacy;

•	significant competition for our solutions;

•	risks associated with international operations;

•	general economic, political and market forces and dislocations beyond our control;

•	variations in our revenue between reporting periods due to timing issues;

•	our failure to comply with applicable federal, state, local and international privacy, security and data laws, regulations and standards;

•	changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide;

•	changes in tax laws and rules or in their interpretation or enforcement;

•	the timing and magnitude of shares purchased under our share repurchase program;

•	risks related to our substantial indebtedness and holding company structure;

•	volatility in bank and capital markets;

•	provisions in our amended and restated certificate of incorporation; and

•	other risks identified in this Report, in our 2017 Annual Report on Form 10-K and in other reports filed by us with the SEC.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,297	$165,518
Restricted cash	13,941	11,383
Accounts receivable, net of allowance for doubtful accounts of $17 and $176 at March 31, 2018 and December 31, 2017, respectively; and net of estimated allowance for refunds and appeals of $43,690 and $35,434 at March 31, 2018 and December 31, 2017, respectively	73,509	83,756
Prepaid expenses and other current assets	19,758	15,314
Total current assets	296,505	275,971
Property and equipment, net	81,684	77,340
Goodwill	1,251,549	1,251,364
Intangible assets, net	477,630	492,040
Other long-term assets	3,248	2,514
TOTAL ASSETS	$2,110,616	$2,099,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$19,563	$18,000
Customer deposits	13,941	11,383
Accounts payable and accrued other expenses	30,259	25,906
Accrued compensation costs	28,006	42,725
Estimated liability for refunds and appeals	9,367	61,607
Total current liabilities	101,136	159,621
Long-term liabilities:
Long-term debt	744,070	749,618
Other long-term liabilities	5,819	5,474
Deferred tax liabilities	88,900	83,048
Total long-term liabilities	838,789	838,140
Total liabilities	939,925	997,761
Commitments and contingencies
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 92,941,484 and 92,299,294 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	93	92
Additional paid-in capital	948,247	933,710
Retained earnings	226,597	172,120
Accumulated other comprehensive loss	(4,246)	(4,454)
Total stockholders' equity	1,170,691	1,101,468
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,110,616	$2,099,229

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$219,034	$160,133
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,092	56,288
Other costs of revenue	6,473	6,686
Total cost of revenue	64,565	62,974
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	35,180	24,693
Other selling, general and administrative expenses	18,766	16,879
Total selling, general and administrative expenses	53,946	41,572
Depreciation and amortization of property and equipment	7,242	5,575
Amortization of intangible assets	14,396	15,199
Transaction-related expenses	214	731
Total operating expenses	140,363	126,051
Operating income	78,671	34,082
Other expense (income):
Interest expense	9,177	8,421
Other non-operating (income) expense	(335)	(453)
Total other expense (income)	8,842	7,968
Income before income taxes	69,829	26,114
Income tax expense (benefit)	15,902	(861)
Net income	$53,927	$26,975
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	208	57
Change in fair value of derivative instruments	—	(62)
Total other comprehensive income (loss)	208	(5)
Comprehensive income	$54,135	$26,970

Earnings per share:
Basic	$0.58	$0.30
Diluted	0.57	0.28

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$53,927	$26,975
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,758	1,877
Depreciation and amortization	21,638	20,774
Stock-based compensation expense	8,646	2,083
Amortization of debt issuance costs	515	645
Accretion of asset retirement obligations	51	48
Changes in operating assets and liabilities:
Accounts receivable	10,247	5,663
Other assets	(5,209)	(2,612)
Accrued compensation	(14,719)	(29,210)
Accounts payable and accrued other expenses	5,515	(841)
Estimated liability for refunds and appeals	(52,240)	(774)
Other long-term liabilities	338	247
Other	249	(303)
Net cash provided by operating activities	34,716	24,572
Cash flows from investing activities:
Expenditures for property and equipment	(12,385)	(9,660)
Net cash used in investing activities	(12,385)	(9,660)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	5,923	7,360
Repayment of debt	(4,500)	(4,500)
Net cash provided by financing activities	1,423	2,860
Effect of foreign exchanges on cash and cash equivalents	25	51
Net increase in cash, cash equivalents and restricted cash	23,779	17,823
Cash, cash equivalents and restricted cash at beginning of period	165,518	110,635
Cash, cash equivalents and restricted cash at end of the period	$189,297	$128,458
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,030	$649
Cash paid for interest	7,900	7,587
Noncash investing activities (accrued property and equipment purchases)	4,750	6,738

See accompanying notes to consolidated financial statements

Cotiviti Holdings, Inc.

Notes to the Financial Statements

(In thousands, except shares and per share amounts)

(Unaudited)

Note 1. Description of Business

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of payment accuracy and analytics-driven solutions that help payers, other risk-bearing healthcare organizations and retailers achieve their business objectives. Through a combination of analytics, technology and deep industry expertise, our solutions create insights that unlock value from the complex interactions between clients and their stakeholders. We serve a majority of the top 25 U.S. healthcare payers and a majority of the top ten U.S. retailers.

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

Restricted Cash

In connection with providing services to certain clients, we maintain a series of lockbox accounts with certain financial institutions. These lockbox accounts exist to receive funds we collect on behalf of our clients resulting from services provided. When client funds are received and deposited into the lockbox accounts, we record a corresponding customer deposit liability. These funds are included as both restricted cash in current assets and customer deposits in current liabilities on our Consolidated Balance Sheets and are included in beginning and ending cash, cash equivalents and restricted cash on our Consolidated Statements of Cash Flows.

The following table reconciles cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets.

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016

Cash and cash equivalents	$189,297	$165,518	$128,458	$110,635
Restricted cash	13,941	11,383	7,232	9,103
Customer deposits	(13,941)	(11,383)	(7,232)	(9,103)
Total cash, cash equivalents and restricted cash	$189,297	$165,518	$128,458	$110,635

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. We early adopted the provisions of ASU 2018-02 during the first quarter 2018. As of March 31, 2018, we reclassified $550 from accumulated other comprehensive loss to retained earnings in the Consolidated Balance Sheets.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. We retrospectively adopted the

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

provisions of ASU 2016-18 effective January 1, 2018. This guidance did not have a significant impact on our consolidated financial statements. Refer to “Restricted Cash” above for further information.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new guidance would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of the initial application. The guidance is effective for public companies with annual periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted the provisions of ASC 606 and related amendments as of January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not result in any significant changes to the timing of revenue recognition in prior, current or future periods therefore there was no cumulative adjustment as a result of adoption. Refer to Note 3 for more information on revenue recognition.

Note 3. Revenue Recognition

Revenue

Revenue is comprised of services we provide in our Healthcare and Global Retail and Other operating segments under contracts that contain various fee structures, including performance fee based contracts and fixed fee arrangements. We account for revenue in accordance with ASC 606. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, with additional clients in Canada and the United Kingdom. Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, we made the decision to exit our retail operations in the United Kingdom by the end of 2018.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	%	2017	%

Healthcare
Retrospective claims accuracy	$133,923	61.2	$77,516	48.4
Prospective claims accuracy	58,285	26.6	59,717	37.3
Other	8,163	3.7	2,570	1.6
Total Healthcare	200,371	91.5	139,803	87.3
Global Retail and Other
Retrospective claims accuracy	18,663	8.5	19,674	12.3
Other	—	—	656	0.4
Total Global Retail and Other	18,663	8.5	20,330	12.7
Consolidated net revenue	$219,034	100.0	$160,133	100.0

Performance obligations – The unit of measure under ASC 606 is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to the client. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have either a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct, or have multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price can generally be readily allocated to each performance obligation based upon the selling price of each distinct service in the contract. In cases where estimates are needed to allocate the transaction price, we use historical experience and projections based on currently available information.

Retrospective and Prospective claims accuracy - Performance obligations for our retrospective and prospective claims accuracy solutions are satisfied at a point in time when our clients realize the economic benefits from our services. Our clients realize economic benefits when they take credits against their existing accounts payable based on when we identify cost savings, when they receive refund checks based on overpayments, or when they acknowledge payment reductions based on cost savings. Clients pay for our services once they realize the economic benefit.

Other - Performance obligations for our other healthcare solutions are generally satisfied over time as the services are delivered. Clients generally pay once the services have been rendered, although certain clients, on a limited basis, pay in advance of the services being rendered in which case we record cash received as deferred revenue and recognize upon satisfaction of the performance obligation.

Estimated Liability for Refunds and Appeals

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements for revenue recognition, the claim is ultimately rejected. In such cases, our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record an estimate for refund liabilities as a reduction of revenue based on actual historical refund data by client type. We satisfy such refund liabilities either by offsets to accounts receivable or by cash payments to clients. We also calculate client specific refund liabilities in excess of the estimated historical refund liabilities when we determine additional amounts may ultimately be required to be returned to the client.

Under the Medicare Recovery Audit Program, in which we are one of the Medicare RACs for CMS, healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We currently have Medicare RAC contracts related to CMS Regions 2 and 3; our original Medicare RAC contract was related to the former CMS Region C. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and those which we estimate are probable of being returned to CMS following a

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

successful appeal by the providers. Our estimates are based on our historical experience with the Medicare RAC appeal process. The liability is included in the estimated liability for refunds and appeals on our Consolidated Balance Sheets.

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers’ favor after the expiration date and, in addition, we have no obligation to CMS in connection with the hospital settlement processes as initiated by CMS. Refer to Note 7 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K for further details on the hospital settlement processes. Accordingly, we released $46,556 of the total $56,089 liability to revenue during the three months ended March 31, 2018. The remaining estimated liability for refunds and appeals related to the original Medicare RAC contract of approximately $4,200 as of March 31, 2018 represents management’s best estimate of any appeals overturned prior to the expiration of the contract term.

For all refund and appeals liabilities, to the extent the amount to be returned to providers following a successful appeal process exceeds or is less than the amount recorded, revenue in the applicable period would be reduced or increased, respectively, by such amount. Any future changes to any of our client contracts may require different assumptions to be applied that could materially affect our revenue and estimated liability for refunds and appeals in future periods. We record periodic changes in refund liabilities as adjustments to revenue. The estimated liability for refunds and appeals representing our estimate of claims that may be overturned related to revenue which has already been received is included in the estimated liability for refunds and appeals in current liabilities on our Consolidated Balance Sheets. The estimated allowance for refunds and appeals representing our estimate of claims that may be overturned related to amounts in accounts receivable is included in accounts receivable on our Consolidated Balance Sheets. The table below presents the activity of the estimated liability for refunds and appeals.

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period, January 1
Estimated allowance for refunds and appeals	$35,434	$41,020
Estimated liability for refunds and appeals	61,607	62,539
Total balance at beginning of period, January 1	97,041	103,559
Provision	32,593	19,076
Refunds settled with client	(28,753)	(22,042)
Refunds recovered	(1,268)	(3,309)
Original Medicare RAC contract release of liability	(46,556)	-
Total balance at end of period, March 31	$53,057	$97,284
Less: estimated allowance for refunds and appeals	43,690	35,518
Estimated liability for refunds and appeals	$9,367	$61,766

Costs to obtain and/or fulfill a contract

Incremental costs of obtaining a contract include costs incurred by an entity to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. A select group of employees are eligible for sales commissions, which are directly related to obtaining certain client contracts. We have recorded an asset related to the amount of commissions to be paid to employees in the future and a corresponding liability. The asset is amortized to expense over the life of the underlying contract and the liability is relieved as payments are made to the employees. As of March 31, 2018, there is approximately $545 included in prepaid expenses and other current assets, $463 included in other long-term assets and $1,003 included in accrued compensation costs on our Consolidated Balance Sheets.

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

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables were approximately $65,402 and $62,294 as of March 31, 2018 and December 31, 2017, respectively and are included in accounts receivable on our Consolidated Balance Sheets. We record any periodic changes in unbilled receivables as adjustments to revenue.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $4,472 and $4,958 as of March 31, 2018 and December 31, 2017, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

Note 4. Acquisition

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

In connection with the RowdMap Acquisition, a preliminary liability of $1,068 is included in accounts payable and accrued other expenses on the Consolidated Balance Sheets as of March 31, 2018, for payments due to the former stockholders of RowdMap, some of whom are now our employees.

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

Note 5. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	March 31,	December 31,
	2018	2017
Computer equipment	$48,642	$46,731
Software	69,962	67,511
Furniture and fixtures	11,284	9,199
Leasehold improvements	8,710	5,256
Projects in progress	11,934	10,295
Property and equipment, gross	$150,532	$138,992
Less: accumulated depreciation and amortization	68,848	61,652
Property and equipment, net	$81,684	$77,340

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

In December 2015, we purchased a perpetual software license, which is included in the software total above. We paid for this software over a two year period ended in January 2018. As such, there is approximately $3,351 included in accounts payable and accrued other expenses on our Consolidated Balance Sheets as of December 31, 2017.

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $7,242 and $5,575 for the three months ended March 31, 2018 and 2017, respectively.

Note 6. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

					Weighted
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period
March 31, 2018:
Customer relationships	$650,927	$204,251	$—	$446,676	13.5	years
Acquired software	54,210	27,456	—	26,754	6.8	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$709,337	$231,707	$—	$477,630	13.0	years
December 31, 2017:
Customer relationships	$650,954	$190,572	$1,322	$459,060	13.5	years
Acquired software	54,210	25,430	—	28,780	6.8	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$709,364	$216,002	$1,322	$492,040	13.0	years

Amortization expense was $14,396 and $15,199 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 amortization expense for the next 5 years is expected to be:

Remainder of 2018	$43,189
2019	57,585
2020	57,585
2021	53,262
2022	48,954

Note 7. Goodwill

Total goodwill in our Consolidated Balance Sheets was $1,251,549 and $1,251,364 as of March 31, 2018 and December 31, 2017, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the three months ended March 31, 2018 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2017	$1,202,444	$48,920
Foreign currency translation	—	185
March 31, 2018	$1,202,444	$49,105

There was no impairment related to goodwill for any period presented.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 8. Long‑term Debt

Long‑term debt for the periods presented was as follows:

	March 31,	December 31,
	2018	2017
First Lien Term A Loans	$231,122	$234,237
First Lien Term B Loans	539,322	540,585
Revolver	—	—
Total debt	770,444	774,822
Less: debt issuance costs	6,811	7,204
Less: current portion	19,563	18,000
Total long-term debt	$744,070	$749,618

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. There is a required financial covenant applicable only to the Revolver and the First Lien Term A Loans, pursuant to which we agree not to permit our Secured Leverage Ratio (as defined in the Restated Credit Agreement) to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of March 31, 2018 and December 31, 2017, respectively.

The Restated Credit Agreement requires mandatory prepayments based upon our leverage ratio at the time payment is required and an annual excess cash flow calculation commencing with the year ended December 31, 2017. The mandatory prepayment is contingently payable in the second quarter of each year based on an annual excess cash flow calculation for the preceding year as defined within the Restated Credit Agreement. We were not required to make a mandatory prepayment during 2018.

As of March 31, 2018, the aggregate maturities of long‑term debt (excluding any amounts that may become payable with respect to the aforementioned mandatory prepayment provision for annual excess cash flows) for each of the next five years are expected to be $13,500 for the remainder of 2018,  $24,250 in 2019,  $30,500 in 2020,  $183,625 in 2021 and $5,500 in 2022.

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

As of March 31, 2018 and December 31, 2017, we had $435,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time. Refer to Note 8 for more information regarding the debt outstanding related to these agreements.

All of our outstanding interest rate cap contracts qualify for cash flow hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging. Cash flow hedge accounting treatment allows for gains and losses on the effective portion of qualifying hedges to be deferred in accumulated other comprehensive income (loss) until the underlying transaction occurs, rather than recognizing the gains and losses on these instruments in earnings during each period they are outstanding. When the actual interest payments are made on our variable rate debt as described in Note 8 and the related

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

derivative contract settles, any effective portion of realized interest rate hedging derivative gains and losses previously recorded in accumulated other comprehensive income (loss) is recognized in interest expense. All cash flows related to our interest rate cap agreements are classified as operating cash flows.

The table below reflects the effect of our derivative instruments on our Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
	2018	2017
Interest expense	$612	$201

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	March 31,	December 31,
	2018	2017
Liability fair value recorded in other long-term liabilities	$577	$951
Liability fair value recorded in accounts payable and accrued other expenses	908	979
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,367)	(2,440)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive income (loss) until the related hedge ultimately settles and interest payments are made on the underlying debt. As of March 31, 2018, we have made payments of $4,357 related to these deferred premiums. We expect to pay an additional $2,038 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income (loss) for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended March 31,
	2018	2017

Balance at beginning of period, January 1	$(2,556)	$(3,334)
Reclassifications in earnings, net of tax of $149 and $76, respectively	463	125
Change in fair value of derivative instrument, net of tax of $28 and $112, respectively	87	(187)
Reclassification of stranded tax effect to retained earnings upon adoption of ASU 2018-02	(550)	—
Balance at end of period, March 31	$(2,556)	$(3,396)

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$770,444	$—	$—	$774,822
Interest rate cap agreements	—	1,485	—	—	1,930	—
Total	$—	$1,485	$770,444	$—	$1,930	$774,822

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

Note 11. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended
	March 31,
	2018	2017
Income tax expense (benefit)	$15,902	$(861)
Effective income tax rate	22.8%	(3.3)%

Our effective income tax rate was 22.8% and (3.3)% for the three months ended March 31, 2018 and 2017, respectively. The increase in income tax expense of $16,763 was primarily the result of an increase in pre-tax income for the three months ended March 31, 2018, partially offset by a $2,600 tax benefit related to stock option exercises and vesting of restricted stock units. In addition, a valuation allowance of $191 was recorded to reflect the portion of the deferred tax asset

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

on state tax credits that is not more likely than not to be realized. The impact of these items relative to the pre-tax income for the three months ended March 31, 2018 resulted in the increase to the effective tax rate. Additionally, during the three months ended March 31, 2017, we recorded a $10,422 tax benefit related to stock option exercises and vesting of restricted stock units. The effective tax rate for the three months ended March 31, 2017 was impacted by this tax benefit relative to the pre-tax income for the three months ended March 31, 2017.

On December 22, 2017, the U.S. government enacted the Tax Act, reducing the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime. In accordance with SAB 118, we recognized the provisional tax impacts associated with the revaluation of our net deferred tax liabilities and one-time transition tax on our unremitted foreign earnings and profits during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional adjustments related to these items. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, we will continue to evaluate the accounting for the tax effects related to the enactment of the Tax Act. Upon completion of our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax liabilities, as well as the liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of tax (benefit) expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We file income taxes with the U.S. federal government and various states and foreign jurisdictions. We operate in a number of state and local jurisdictions and as such are subject to state and local income tax examinations based upon various statutes of limitations in each jurisdiction.

Note 12. Earnings per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted of equity incentive awards. Restricted stock issued in connection with the RowdMap Acquisition was also included in the calculation of dilutive potential common shares for the three months ended March 31, 2018. Our potential common shares consist of the incremental common shares issuable upon the exercise of stock options or vesting of RSUs and restricted stock. The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single class.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended
	March 31,
	2018	2017
Net income available to common stockholders	$53,927	$26,975

Weighted average outstanding shares of common stock	92,568,047	91,138,356
Dilutive effect of stock-based awards and restricted stock	2,683,927	3,766,874
Adjusted weighted average outstanding and assumed conversions for diluted EPS	95,251,974	94,905,230

Earnings per share:
Basic	$0.58	$0.30
Diluted	0.57	0.28

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Employee stock options, RSUs and restricted stock that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended
	March 31,
	2018	2017
Employee stock-based awards and restricted stock	911,052	361,566

Performance-based restricted stock of 40,954 shares were not included in the calculation of diluted earnings per share for the three months ended March 31, 2018 as the vesting conditions were not probable of occurring.

Note 13. Stock‑Based  Compensation

Stock  Options

The following is a summary of stock option activity under the Equity Plans:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Outstanding	exercise price	contractual life	Intrinsic Value
	Options	per share	(Years)	(in thousands)
Outstanding at December 31, 2017	4,574,607	$13.89	6.65	$85,138
Granted	593,766	34.70
Forfeited	(115,173)	18.69
Exercised	(611,104)	10.65
Expired	—	—
Outstanding at March 31, 2018	4,442,096	$17.00	7.01	$77,856

Vested and exercisable at March 31, 2018	2,629,289	$11.37	5.99	$60,652

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $34.44 as of March 31, 2018 based upon the closing price of our common stock on the NYSE. The total intrinsic value of stock options exercised was $14,664 and $33,482 for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock  Units

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		average
		grant date fair value
	Number of Awards	per share
Nonvested at December 31, 2017	379,274	$33.56
Granted	413,703	34.68
Forfeited	(12,587)	34.78
Vested and converted to shares	(48,845)	34.39
Nonvested at March 31, 2018	731,545	$34.12
Expected to vest at March 31, 2018	731,471	$34.12

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

Employee  Stock  Purchase  Plan

We have an ESPP, which became effective January 1, 2017, for U.S. and non-U.S. employees,  both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in August 2016 and approved by shareholders in May 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and  December of each year and shares are purchased at a 10% discount off the closing price on the NYSE on the date of purchase. Employees must hold the shares purchased for a minimum of 90 days.

The ESPP had 1,260,000 shares of our common stock initially reserved for issuance upon its inception. The reserve automatically increases each January by an amount equal to the lesser of 1,260,000 or approximately 1.5% of total common shares outstanding on the first day of January. A summary of ESPP share reserve activity for the three months ended March 31, 2018 is as follows:

Shares
Available for future purchases, beginning of period	1,197,306
Shares reserved for issuance	1,260,000
Common stock purchased	—
Available for future purchases, end of period	2,457,306

Stock  Compensation  Expense

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

Three Months Ended March 31,
2018
Expected term (years)	6.25
Expected volatility	40.00%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	2.56%
Weighted average grant date fair value	$14.99

Total fair market value related to the restricted stock issued in connection with the RowdMap Acquisition is $33,232 based on the closing price of our common stock on the date of grant. For the time-based shares, stock-based compensation expense is being recorded ratably over the three year vesting period. For the performance-based shares, stock-based compensation expense will be recorded over the one year vesting period to the extent it is probable the performance criteria will be achieved. We recorded approximately $4,404 in stock-based compensation expense for the three months ended March 31, 2018, related to the performance awards that we estimate are probable of achieving the performance criteria.

We recorded total stock‑based compensation expense of $8,646 and $2,083 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, we had total unrecognized compensation cost related to 3,270,139 unvested stock options and RSUs under the Equity Plans as well as restricted stock of $58,040 which we expect to

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

recognize over the next 2.6 years.

Note 14. Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. We conduct our business through two reportable business segments: Healthcare and Global Retail and Other.

We evaluate the performance of each segment based on segment net revenue and segment operating income. Operating income is calculated as net revenue less operating expenses and is not affected by other expense (income) or by income taxes. Indirect costs are generally allocated to the segments based on the segments’ proportionate share of revenue and expenses directly related to the operation of the segment. We do not allocate interest expense, other non-operating (income) expense or the provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset related information has not been presented. Refer to Note 3 for operating segment net revenue by product type.

Our operating segment results for the periods presented were as follows:

	Three Months Ended
	March 31,
	2018	2017

Net Revenue
Healthcare	$200,371	$139,803
Global Retail and Other	18,663	20,330
Consolidated net revenue	$219,034	$160,133
Operating Income
Healthcare	$74,774	$31,161
Global Retail and Other	3,897	2,921
Consolidated operating income	$78,671	$34,082

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and the related notes of Cotiviti Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our 2017 Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements regarding the industry outlook, our expectations for the performance of our business, our liquidity and capital resources and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and in Part 1, Item 1A. “Risk Factors” included in our 2017 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

Cotiviti Holdings, Inc. (collectively with its subsidiaries, “we,” “our,” “Cotiviti” or the “Company”) is a leading provider of payment accuracy and analytics-driven solutions that help payers, other risk-bearing healthcare organizations and retailers achieve their business objectives. Through a combination of analytics, technology and deep industry expertise, our solutions create insights that unlock value from the complex interactions between clients and their stakeholders. We help our healthcare clients identify and correct payment inaccuracies, which resulted in approximately $3.4 billion in savings in 2017. We serve a majority of the top 25 U.S. healthcare payers and a majority of the top ten U.S. retailers.  We operate in two segments, Healthcare and Global Retail and Other.

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

We are also a leading provider of payment accuracy solutions to the retail market. Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms. We work with retail clients primarily in the United States, with additional clients in Canada and the United Kingdom, to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions. In 2017, we generated over $550 million in savings for our retail clients. During the three months ended March 31, 2018, we made the decision to exit our retail operations in the United Kingdom by the end of 2018.

For a further discussion of our two operating segments, (i) Healthcare and (ii) Global Retail and Other, refer to “—Our Segments” and Note 14 to the consolidated financial statements.

Factors Affecting Our Results of Operations

Recent Developments – 2018 Highlights

•

Our original Medicare RAC contract with CMS expired on January 31, 2018. As a result of this contract expiration, we released approximately $46.6 million in the estimated liability for refunds and appeals to revenue and we recorded $1.2 million in variable compensation costs associated with the release during the three months ended March 31, 2018.

•	In February 2018, we received an upgrade to our corporate credit rating from Moody’s to Ba3 which reduced the applicable margin for our First Lien Term B Loans by 25 basis points.

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

Healthcare Industry and General Economic Conditions

A majority of our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry, as follows:

•

Healthcare Spending by Payers. Changing demographics, the shift to managed care plans within government healthcare and increased healthcare coverage may lead to an increase in healthcare spending by our payer clients. From 2006 to 2016, healthcare costs in the United States grew at a 4.5% CAGR to $3.3 trillion. According to CMS, healthcare costs are expected to continue to grow at an average annual rate of 5.6% through 2026 reaching $5.7 trillion. Our revenue is impacted by the expansion or contraction of healthcare coverage, spending and utilization, which directly affects the number of payments available for our review.

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

Components of Results of Operations

Net revenue

Our net revenue is generated from contracts with our clients. Our client contracts generally provide for performance fees that are based on a percentage of the inaccurate payments that we prevent through our prospective claims accuracy solutions or the payment recoveries received by our clients that use our retrospective claims accuracy solutions. We derive approximately 5% of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. Our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record an estimate for refund liabilities at any given time based on actual historical refund data by client type. In such cases, we record any such refund as a reduction of revenue.

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to: a  reset of member liability; timing of special projects; implementation delays; timing of inaccurate payments being prevented or recovered; industry utilization trends; and the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance. Additionally, we record an estimated liability for refunds and appeals which is subject to management’s assumptions. These assumptions may change from time to time and result in adjustments to revenue. Our adjustments of these estimates on a quarterly basis, to reflect actual results or updated expectations, have, generally not been material to our overall business, and have resulted in either a net increase or a net decrease in revenue. During the three months ended March 31, 2018 we recorded $46.6 million related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract, which expired on January 31, 2018.

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

Selling, general and administrative expenses

Our SG&A expenses are comprised of:

•

Compensation, which includes total compensation and benefit-related expenses, including stock-based compensation expense, for our employees who are not directly involved in revenue generating activities including those involved with developing new service offerings; and

•

Other SG&A, which include all of our general operating costs. These costs include, but are not limited to, rent and occupancy costs for facilities associated with locations that are used for employees not serving in revenue generating roles, telecommunications costs, information technology infrastructure costs, software licensing costs, advertising and marketing expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. SG&A expenses do not include depreciation and amortization, which is stated separately in our Consolidated Statements of Comprehensive Income.

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

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with our secondary offerings as well as certain corporate development activity.

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

Income tax expense (benefit)

Income tax expense (benefit) consists of federal, state, local and foreign taxes based on earnings in multiple jurisdictions. Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits or deductions that may be available to us. Our current and future provision for income taxes will vary from statutory rates due to the impact of changes resulting from the enactment of the Tax Act, income tax incentives and holidays, certain non-deductible expenses, valuation allowances in certain countries, withholding taxes, excess tax benefits on the exercise of stock options and vesting of restricted stock units and other discrete items.

Stock-based compensation expense

We grant equity incentive awards to certain employees, officers and non-employee directors as long-term incentive compensation. As part of the RowdMap Acquisition, we issued restricted stock to certain employees. We recognize the related expense for these awards ratably over the applicable vesting period or as achievement of performance criteria become probable. Such expense is recognized in either cost of revenue or SG&A expenses based upon the function of the optionee. The following table shows the allocation of stock-based compensation expense among our expense line items for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Cost of revenue	$715	$466
Selling, general and administrative expenses	7,931	1,617
Total	$8,646	$2,083

As of March 31, 2018, we had total unrecognized stock-based compensation expense related to unvested service-based awards of $58.0 million, which we expect to recognize over the next 2.6 years. Stock-based compensation expense for the three months ended March 31, 2018 includes approximately $4.4 million related to the performance-based restricted stock issued in connection with the RowdMap Acquisition that we estimate is probable of achieving the performance criteria, of which approximately $4.3 million is included in SG&A expenses and $0.1 million is included in cost of revenue.

Foreign currency translation adjustments

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive income (loss). We had upward foreign currency translation adjustments of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The translation adjustments were the result of the weakening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had an insignificant net change in fair value of derivative instruments, net of related taxes for the three months ended March 31, 2018 and a downward net change in fair value of derivative instruments, net of related taxes, of approximately  $0.1 million for the three months ended March 31, 2017. The changes were the result of fluctuations in three-month LIBOR.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA (a non-GAAP measure) is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income before depreciation and amortization, interest expense, other non-operating (income) expense such as foreign currency transaction gains and losses, income tax expense (benefit), transaction-related expenses and other, stock-based compensation and the adjustment related to the original Medicare RAC contract. See the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is a similar measure in our First Lien Credit Facilities.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
(in thousands)	(unaudited)
Net income	$53,927	$26,975
Depreciation and amortization	21,638	20,774
Interest expense	9,177	8,421
Other non-operating (income) expense(a)	(335)	(453)
Income tax expense (benefit)	15,902	(861)
Transaction-related expenses and other(b)	214	731
Stock-based compensation(c)	8,646	2,083
Original Medicare RAC contract adjustment(d)	(45,351)	—
Adjusted EBITDA	$63,818	$57,670

(a)

Represents other non‑operating (income) expense that consists primarily of interest income and gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)	Represents transaction‑related expenses primarily associated with our secondary offerings as well as certain corporate development activity.

(c)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation and restricted stock issued in connection with the RowdMap Acquisition. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.

(d)

Represents the net impact of the release of the estimated liability for refunds and appeals and related expense, under our original Medicare RAC contract, which expired on January 31, 2018. The gross revenue impact of $46,556 was previously recorded as a reduction to revenue in prior periods during the contract term.

Dollar Amount of Inaccurate Payments Prevented or Recovered

The majority of our net revenue consists of performance fees earned under our client contracts. A small portion (approximately 5%) of our revenue is derived on a “fee-for-service” basis whereby billing is based upon a subscription basis, flat fee or a fee per hour. Our performance fees generally represent a specified percentage of inaccurate payments that are either prevented prior to payment using our prospective claims accuracy solutions or recovered by our clients after they are identified using our retrospective claims accuracy solutions. For those clients where we identify any payment inaccuracies in advance of payment to the providers, the clients reduce the amount paid to the providers based upon the inaccuracies that we have identified. For those clients where we identify payment inaccuracies using our retrospective claims accuracy solutions after the client has made payment, clients generally recover claims either by taking credits against outstanding payables to healthcare providers or retail vendors, or future purchases from the related retail vendors, or receiving refund checks directly from those healthcare providers or retail vendors.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $6.8 million as of March 31, 2018.

In February 2018, we received an upgrade to our corporate credit rating from Moody’s to Ba3 which reduced the applicable margin for our First Lien Term B Loans by 25 basis points.

In April 2017, we entered into the First Amendment Agreement to our then outstanding Restated Credit Agreement, which, among other things, provided for lower applicable interest rates associated with the First Lien Term B Loan. As a result, we recognized a loss on extinguishment of $3.2 million during the three months ended June 30, 2017.

Medicare RAC Contract

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers favor after the expiration date and, in addition, we believe that we have no obligation to CMS in connection with the hospital settlement processes initiated by CMS. Refer to Note 7 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K for further details on the hospital settlement processes. As a result of this contract expiration, we released approximately $46.6 million in the estimated liability for refunds and appeals to revenue and we recorded $1.2 million in variable compensation costs associated with the release during the three months ended March 31, 2018.

Stock-based compensation

As part of the RowdMap Acquisition, we issued restricted stock to certain employees. We recognize the related expense for these awards ratably over the applicable vesting period or as achievement of performance criteria become probable.

Income tax expense (benefit)

On December 22, 2017, the U.S. government enacted the Tax Act, reducing the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime.

Stock options result in an income tax benefit at the time of exercise and restricted stock units result in an income tax benefit at the time of vest. As a result, the timing and amount of stock option exercises and restricted stock units may result in significant changes in our effective tax rate and related income tax expense (benefit).

RowdMap Acquisition

On July 14, 2017, we acquired all of the outstanding equity of RowdMap. Results of operations for RowdMap are included in the consolidated results of operations as of and subsequent to the date of acquisition.

Our Segments

We report our results of operations in two segments, (i) Healthcare and (ii) Global Retail and Other. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, with additional clients in Canada and the United Kingdom. During the three months ended March 31, 2018, we made the decision to exit our retail operations in the United Kingdom by the end of 2018.

We evaluate the performance of each segment based on segment net revenue and segment operating income. The cost of revenue for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses and depreciation and amortization to each segment based on the segments' proportionate share of revenue and expenses directly related to the operation of the segment as determined by management. The following table sets forth the net revenue and operating income for our Healthcare and Global Retail and Other segments for the periods presented (in thousands).

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net Revenue
Healthcare	$200,371	$139,803
Global Retail and Other	18,663	20,330
Consolidated net revenue	$219,034	$160,133
Operating Income
Healthcare	$74,774	$31,161
Global Retail and Other	3,897	2,921
Consolidated operating income	$78,671	$34,082

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	%	2017	%
	(unaudited)
Healthcare
Retrospective claims accuracy	$133,923	61.2	$77,516	48.4
Prospective claims accuracy	58,285	26.6	59,717	37.3
Other	8,163	3.7	2,570	1.6
Total Healthcare	200,371	91.5	139,803	87.3
Global Retail and Other
Retrospective claims accuracy	18,663	8.5	19,674	12.3
Other	—	—	656	0.4
Total Global Retail and Other	18,663	8.5	20,330	12.7
Consolidated net revenue	$219,034	100.0	$160,133	100.0

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
(unaudited)	2018	(%)	2017	(%)	Period (%)
Net revenue	$219,034	100.0	$160,133	100.0	36.8
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	58,092	26.5	56,288	35.1	3.2
Other costs of revenue	6,473	3.0	6,686	4.2	(3.2)
Total cost of revenue	64,565	29.5	62,974	39.3	2.5
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	35,180	16.1	24,693	15.4	42.5
Other selling, general and administrative expenses	18,766	8.5	16,879	10.6	11.2
Total selling, general and administrative expenses	53,946	24.6	41,572	26.0	29.8
Depreciation and amortization of property and equipment	7,242	3.3	5,575	3.5	29.9
Amortization of intangible assets	14,396	6.6	15,199	9.5	(5.3)
Transaction-related expenses	214	0.1	731	0.4	(70.7)
Total operating expenses	140,363	64.1	126,051	78.7	11.4
Operating income	78,671	35.9	34,082	21.3	130.8
Other expense (income):
Interest expense	9,177	4.2	8,421	5.3	9.0
Other non-operating (income) expense	(335)	(0.2)	(453)	(0.3)	(26.0)
Total other expense (income)	8,842	4.0	7,968	5.0	11.0
Income before income taxes	69,829	31.9	26,114	16.3	167.4
Income tax expense (benefit)	15,902	7.3	(861)	(0.5)	NM
Net income	$53,927	24.6	$26,975	16.8	99.9

Net revenue

Net revenue was $219.0 million for the three months ended March 31, 2018 as compared to $160.1 million for the three months ended March 31, 2017. The increase of $58.9 million was the result of increased Healthcare segment revenue of $60.6 million, which includes $46.6 million related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract, which expired on January 31, 2018, offset by a decrease in Global Retail and Other segment revenue of $1.7 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $58.1 million for the three months ended March 31, 2018 as compared to $56.3 million for the three months ended March 31, 2017. The increase of $1.8 million was primarily the result of approximately $1.2 million in variable compensation expense related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract. Payroll related expense increased $0.3 million due to increased headcount and growth of our Healthcare segment. Stock-based compensation increased $0.2 million due to additional equity grants. Employee benefit costs increased approximately $0.1 million due to rising healthcare coverage costs and the increase in the number of our employees.

Other costs of revenue were $6.5 million for the three months ended March 31, 2018 as compared to $6.7 million for the three months ended March 31, 2017. The decrease of $0.2 million was primarily the result of a decrease of approximately $0.6 million in professional and consulting fees as our current need to leverage external resources has been reduced. The decrease was partially offset by an increase in personnel-related costs of approximately $0.2 million due to an increase in the number of employees. Additionally, rent and occupancy increased approximately $0.2 million as a result of relocated and expanded facility locations.

Selling, general and administrative expenses

SG&A expenses related to compensation were $35.2 million for the three months ended March 31, 2018 as compared to $24.7 million for the three months ended March 31, 2017. The increase of $10.5 million was primarily related to a $6.3 million increase in stock-based compensation due to additional equity grants including restricted stock issued in connection with the RowdMap Acquisition. Payroll related expenses increased $3.2 million due to an increase in the number of employees to support our growing operations. Employee benefit costs increased approximately $1.0 million due to rising healthcare coverage costs and the increase in the number of employees.

Other SG&A expenses were $18.8 million for the three months ended March 31, 2018 as compared to $16.9 million for the three months ended March 31, 2017. The increase of $1.9 million was primarily due to an increase of $1.0 million in software licensing costs. Professional and consulting fees increased $0.4 million as we have leveraged external resources and expertise. Rent and occupancy increased approximately $0.4 million as a result of relocated and expanded facility locations.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $7.2 million for the three months ended March 31, 2018 as compared to $5.6 million for the three months ended March 31, 2017. The increase of $1.6 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $14.4 million for the three months ended March 31, 2018 as compared to $15.2 million for the three months ended March 31, 2017. The decrease of $0.8 million was due to certain acquired software becoming fully amortized during 2017 and the impairment of intangible assets in 2017 related to our customer relationships as a result of the loss of a retail client in the United Kingdom partially offset by the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition.

Transaction-related expenses

Transaction-related expenses were $0.2 million for the three months ended March 31, 2018 primarily related to certain corporate development activity. Transaction-related expenses were $0.7 million for the three months ended March 31, 2017 primarily associated with our secondary offerings as well as certain corporate development activity.

Interest expense

Interest expense was $9.2 million for the three months ended March 31, 2018 as compared to $8.4 million for the three months ended March 31, 2017.  The increase of $0.8 million was primarily due to an increase in LIBOR and a $0.4 million increase in interest expense related to our interest rate cap agreements. This increase was partially offset by the lower principal balance on our First Lien Term Loans as a result of scheduled principal payments over the past year.

Other non-operating income

Other non-operating income was $0.3 million for the three months ended March 31, 2018 as compared to $0.5 million for the three months ended March 31, 2017. The decrease of $0.2 million was primarily due to foreign exchange gains related to our operations in India.

Income tax expense (benefit)

Income tax expense was $15.9 million for the three months ended March 31, 2018 as compared to an income tax benefit of $0.9 million for the three months ended March 31, 2017. The increase of $16.8 million was primarily the result of an increase in pre-tax income, partially offset by a $2.6 million tax benefit related to stock option exercises and vesting of restricted stock units. In addition, a valuation allowance of $0.2 million was recorded to reflect the portion of the deferred tax asset on state tax credits that is not more likely than not to be realized. The effective tax rate for the three months ended March 31, 2018 was 22.8% as compared to (3.3)% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was primarily due to the items noted above. During the three months ended March 31, 2017, we recorded a $10.4 million tax benefit related to stock option exercises and vesting of restricted stock units. The effective tax rate for the three months ended March 31, 2017 was impacted by this tax benefit relative to the pre-tax income for the three months ended March 31, 2017.

Segment net revenue and operating income

Healthcare segment net revenue was $200.4 million for the three months ended March 31, 2018 as compared to $139.8 million for the three months ended March 31, 2017. The increase of $60.6 million was primarily due to an increase of $56.4 million in retrospective claims accuracy revenue, which includes the $46.6 million release of the estimated liability for refunds and appeals under our original Medicare RAC contract as well as the impact from improved conversions and strength in our clinical chart validation solutions. Other healthcare revenue increased $5.6 million primarily related to the impact of the RowdMap Acquisition. Prospective claims accuracy revenue decreased $1.4 million primarily due to membership and platform changes, clients exiting markets and the impact of certain delays in policy adoption as well as increased estimated refund liabilities driven by the ramping of new clients and changes in estimates based on new information received.

Global Retail and Other segment net revenue was $18.7 million for the three months ended March 31, 2018 as compared to $20.3 million for the three months ended March 31, 2017. The decrease of $1.7 million was primarily the result of large settlements in the first quarter of 2017.

Healthcare segment operating income was $74.8 million for the three months ended March 31, 2018 as compared to $31.2 million for the three months ended March 31, 2017. The increase in operating income of $43.6 million was the result of an increase in net revenue noted above as well as a decrease of $0.4 million in other variable costs. This net increase in operating income was partially offset by an increase in compensation expense of $6.9 million related to an increase in the number of employees in our growing Healthcare segment and $1.2 million in variable compensation expense related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract. Stock-based compensation increased $6.5 million due to additional equity grants including the issuance of restricted stock in connection with the RowdMap Acquisition. Our ongoing investment in strategic initiatives contributed an additional $1.1 million in expense primarily related to an increase in software licensing costs. Depreciation and amortization expenses increased by $1.1 million due to our continued investments in capital expenditures.  Rent and occupancy increased approximately $0.6 million as a result of relocated and expanded facility locations.

Global Retail and Other segment operating income was $3.9 million for the three months ended March 31, 2018 as compared to $2.9 million for the three months ended March 31, 2017. The increase in operating income of $1.0 million was the result of the decrease of $2.3 million in compensation related expenses as a result of changes in our variable compensation plans and due to the retail segment becoming a smaller portion of our overall business resulting in a lower allocation of corporate expenses. Additionally, certain variable costs decreased $0.4 million. This net increase in operating income was partially offset by a decrease in revenue noted above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our credit facilities. As of March 31, 2018, we had cash and cash equivalents of $189.3 million and availability under the Revolver of $99.5 million. Our total debt principal outstanding was $773.0 million as of March 31, 2018.

In February 2018, we received an upgrade to our corporate credit rating from Moody’s to Ba3 which reduced the applicable margin for our First Lien Term B Loans by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $12.4 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform as well as new facility locations.  Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities.

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

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net cash provided by operating activities	$34,716	$24,572
Net cash used in investing activities	(12,385)	(9,660)
Net cash provided by financing activities	1,423	2,860

Operating Activities

Net cash provided by operating activities was $34.7 million and $24.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily was due to a $38.7 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $28.6 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $90.8 million for the three months ended March 31, 2018 as compared to $52.1 million for the three months ended March 31, 2017. The increase was primarily due to the release of $46.6 million in the estimated liability for refunds and appeals under our original Medicare RAC contract.

The effect of changes in operating assets and liabilities was a decrease of $56.1 million for the three months ended March 31, 2018 compared to an decrease of $27.5 million for the three months ended March 31, 2017. The most significant drivers contributing to this decrease relate to the following:

•

changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, decreased $10.2 million during the three months ended March 31, 2018 as compared to a decrease of $5.7 million during the three months ended March 31, 2017;

•

changes in accounts payable and accrued other expenses primarily driven by the timing of spend. Accounts payable and accrued other expenses increased $5.5 million during the three months ended March 31, 2018 as compared to a decrease of $0.8 million during the three months ended March 31, 2017;

•

changes in accrued compensation primarily driven by timing of payments and an increase in the number of employees. Accrued compensation decreased $14.7 million during the three months ended March 31, 2018 as compared to a decrease of $29.2 million during the three months ended March 31, 2017; and

•	the release of $46.6 million in the estimated liability for refunds and appeals under our original Medicare RAC contract.

Investing Activities

Net cash used in investing activities was $12.4 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in investing activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was due to an increase in capital expenditures primarily related to new facility locations and our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash provided by financing activities was $1.4 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by financing activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to $5.9 million in proceeds from the exercise of stock options during the three months ended March 31, 2018 as compared to $7.4 million during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

Except for operating leases and certain letters of credit entered into in the normal course of business, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are likely to be material to investors.

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as described in our 2017 Annual Report on Form 10-K.

In February 2018, we received an upgrade to our corporate credit rating from Moody’s to Ba3 which reduced the applicable margin for our First Lien Term B Loans by 25 basis points.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our 2017 Annual Report on Form 10-K.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk compared to the quantitative and qualitative disclosure about market risk described in our 2017 Annual Report on Form 10-K.

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of March 31, 2018, we had $773.0 million outstanding principal under our long-term debt and $435.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of March 31, 2018, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of approximately $7.4 million.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

For a discussion of potential risks and uncertainties related to our Company and our business see the information in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

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

COTIVITI HOLDINGS, INC.

Date: May 2, 2018	By:	/s/ BRADLEY A. FERGUSON
		Name:	Bradley A. Ferguson
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)