Form 10-Q
period 2018-06-30
Cotiviti Holdings, Inc.
filed 2018-07-26
CIK 1657197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2018 was 93,275,782.

Definitions

As used in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (this “Quarterly Report on Form 10‑Q” or this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Cotiviti,” “we,” “us” and “our” refer to Cotiviti Holdings, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Cotiviti Holdings” refers only to Cotiviti Holdings, Inc. and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Quarterly Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Quarterly Report.

2012 Plan: refers to the Cotiviti Holdings, Inc. 2012 Equity Incentive Plan.

2016 Plan: refers to the Cotiviti Holdings, Inc. 2016 Equity Incentive Plan.

2017 Annual Report on Form 10-K: refers to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

Adjusted EBITDA: refers to net income before depreciation and amortization, interest expense, other non-operating (income) expense, income tax expense, transaction-related expenses and other, stock-based compensation, loss on extinguishment of debt and the adjustment related to the original Medicare RAC contract.

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

HSR Act: refers to the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Merger Sub: refers to Rey Merger Sub, Inc., a wholly owned subsidiary of Verscend.

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

Verscend: refers to Verscend Technologies, Inc.

Verscend Merger: refers to the proposed merger of Cotiviti and Merger Sub pursuant to the terms of the Verscend Merger Agreement.

Verscend Merger Agreement: refers to the Agreement and Plan of Merger, dated June 19, 2018, by and among Cotiviti, Verscend and Merger Sub. The Verscend Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Cotiviti, with Cotiviti continuing as the surviving corporation and a wholly owned subsidiary of Verscend.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	risks relating to the Verscend Merger, including failure to timely complete the Verscend Merger, if at all;

•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;

•	our inability to successfully leverage our existing client base by expanding the volume of claims reviewed and cross-selling additional solutions;

•	our clients declining to renew their agreements with us or renewing at lower performance fee levels or a less favorable pass position;

•	our failure to innovate and develop new solutions for our clients;

•	delays in implementing our solutions;

•	our failure to maintain or upgrade our operational platforms;

•	inability to develop new clients;

•	improvements to healthcare claims and retail billing processes reducing the demand for our solutions or rendering our solutions unnecessary;

•	loss of a large client;

•	early termination provisions in our contracts;

•	our failure to accurately estimate the factors upon which we base our contract pricing;

•	our inability to manage our relationships with information suppliers, software vendors or utility providers;

•	our inability to protect our intellectual property rights, proprietary technology, information, processes and know-how;

•	our inability to execute our business plans including our inability to manage our growth;

•	our inability to successfully integrate and realize synergies from any future acquisitions or strategic partnerships;

•	our inability to realize the book value of intangible assets;

•	our being required to pay significant refunds to CMS under our Medicare RAC contracts or significant changes to the Medicare RAC program;

•	declines in contracts awarded through competitive bidding or our inability to re-procure contracts through the competitive bidding process;

•	our success in attracting and retaining qualified employees and key personnel;

•	our inability to expand our retail business;

•	fluctuations in our results of operations;

•	our failure to maintain effective internal controls;

•	litigation, regulatory or dispute resolution proceedings, including claims or proceedings related to intellectual property infringements or claims not covered by insurance;

•	healthcare spending fluctuations;

•	consolidation among healthcare payers or retailers;

•	slow development of the healthcare payment accuracy market;

•	negative publicity concerning the healthcare payment industry or patient confidentiality and privacy;

•	significant competition for our solutions;

•	risks associated with international operations;

•	general economic, political and market forces and dislocations beyond our control;

•	variations in our revenue between reporting periods due to timing issues;

•	our failure to comply with applicable federal, state, local and international privacy, security and data laws, regulations and standards;

•	changes in regulations governing healthcare administration and policies, including governmental restrictions on the outsourcing of functions such as those that we provide;

•	changes in tax laws and rules or in their interpretation or enforcement;

•	the timing and magnitude of shares purchased under our share repurchase program;

•	risks related to our substantial indebtedness and holding company structure;

•	volatility in bank and capital markets;

•	provisions in our amended and restated certificate of incorporation; and

•	other risks identified in this Report, in our 2017 Annual Report on Form 10-K and in other reports and filings filed by us with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

Cotiviti Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,927	$165,518
Restricted cash	12,031	11,383
Accounts receivable, net of allowance for doubtful accounts of $29 and $176 at June 30, 2018 and December 31, 2017, respectively; and net of estimated allowance for refunds and appeals of $43,062 and $35,434 at June 30, 2018 and December 31, 2017, respectively	74,574	83,756
Prepaid expenses and other current assets	24,805	15,314
Total current assets	335,337	275,971
Property and equipment, net	82,549	77,340
Goodwill	1,252,306	1,251,364
Intangible assets, net	463,223	492,040
Other long-term assets	3,374	2,514
TOTAL ASSETS	$2,136,789	$2,099,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$21,125	$18,000
Customer deposits	12,031	11,383
Accounts payable and accrued other expenses	27,143	25,906
Accrued compensation costs	33,217	42,725
Estimated liability for refunds and appeals	4,885	61,607
Total current liabilities	98,401	159,621
Long-term liabilities:
Long-term debt	738,528	749,618
Other long-term liabilities	6,492	5,474
Deferred tax liabilities	92,469	83,048
Total long-term liabilities	837,489	838,140
Total liabilities	935,890	997,761
Commitments and contingencies
Stockholders' equity:
Common stock ($0.001 par value; 600,000,000 shares authorized, 93,275,782 and 92,299,294 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	93	92
Additional paid-in capital	961,055	933,710
Retained earnings	243,172	172,120
Accumulated other comprehensive loss	(3,421)	(4,454)
Total stockholders' equity	1,200,899	1,101,468
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,136,789	$2,099,229

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$177,453	$167,611	$396,487	$327,744
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	57,135	58,870	115,227	115,158
Other costs of revenue	7,626	6,123	14,099	12,809
Total cost of revenue	64,761	64,993	129,326	127,967
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	32,500	25,564	67,680	50,257
Other selling, general and administrative expenses	18,005	15,300	36,771	32,179
Total selling, general and administrative expenses	50,505	40,864	104,451	82,436
Depreciation and amortization of property and equipment	7,200	5,896	14,442	11,471
Amortization of intangible assets	14,397	15,201	28,793	30,400
Transaction-related expenses	7,193	661	7,407	1,392
Total operating expenses	144,056	127,615	284,419	253,666
Operating income	33,397	39,996	112,068	74,078
Other expense (income):
Interest expense	10,174	8,538	19,351	16,959
Loss on extinguishment of debt	—	3,183	—	3,183
Other non-operating (income) expense	(305)	(556)	(640)	(1,009)
Total other expense (income)	9,869	11,165	18,711	19,133
Income before income taxes	23,528	28,831	93,357	54,945
Income tax expense	6,953	7,743	22,855	6,882
Net income	$16,575	$21,088	$70,502	$48,063
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	402	452	610	509
Change in fair value of derivative instruments	423	193	423	131
Total other comprehensive income (loss)	825	645	1,033	640
Comprehensive income	$17,400	$21,733	$71,535	$48,703

Earnings per share:
Basic	$0.18	$0.23	$0.76	$0.52
Diluted	0.17	0.22	0.74	0.51

See accompanying notes to consolidated financial statements.

Cotiviti Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$70,502	$48,063
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,915	2,588
Depreciation and amortization	43,235	41,871
Stock-based compensation expense	17,387	4,538
Amortization of debt issuance costs	1,035	1,494
Accretion of asset retirement obligations	106	98
Loss on extinguishment of debt	—	3,183
Changes in operating assets and liabilities:
Accounts receivable	9,182	(19,480)
Other assets	(10,382)	(14,471)
Accrued compensation	(9,508)	(20,622)
Accounts payable and accrued other expenses	3,092	(194)
Estimated liability for refunds and appeals	(56,722)	(4,904)
Other long-term liabilities	1,309	372
Other	563	(236)
Net cash provided by operating activities	78,714	42,300
Cash flows from investing activities:
Expenditures for property and equipment	(21,213)	(16,593)
Net cash used in investing activities	(21,213)	(16,593)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	9,990	10,546
Payment of debt issuance costs	—	(661)
Repayment of debt	(9,000)	(9,000)
Net cash provided by financing activities	990	885
Effect of foreign exchanges on cash and cash equivalents	(82)	199
Net increase in cash, cash equivalents and restricted cash	58,409	26,791
Cash, cash equivalents and restricted cash at beginning of period	165,518	110,635
Cash, cash equivalents and restricted cash at end of the period	$223,927	$137,426
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,464	$16,977
Cash paid for interest	16,908	14,343
Noncash investing activities (accrued property and equipment purchases)	4,200	9,340

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

Note 2. Proposed Verscend Merger

On June 19, 2018, we entered into the Verscend Merger Agreement. The Verscend Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Cotiviti, with Cotiviti continuing as the surviving corporation and a wholly owned subsidiary of Verscend. The board of directors of Cotiviti has unanimously determined that the Verscend Merger Agreement and the transactions contemplated thereby, including the Verscend Merger, are advisable, fair to and in the best interests of Cotiviti and its stockholders, and directed that the Verscend Merger Agreement be submitted to the stockholders of Cotiviti for their adoption. Under the terms of the Verscend Merger Agreement, Cotiviti stockholders will receive $44.75 in cash per share of Cotiviti common stock, without interest and less any applicable withholding taxes, and Verscend will pay all of Cotiviti’s outstanding net indebtedness, resulting in an enterprise value of approximately $4.9 billion. If the Verscend Merger is consummated, Cotiviti will cease to be a publicly traded company and will become a wholly owned subsidiary of Verscend, and our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

The consummation of the Verscend Merger is subject to customary closing conditions, including, among others, the following conditions to the obligations of the parties: (i) the adoption of the Verscend Merger Agreement by the holders of a majority of Cotiviti’s common stock outstanding and entitled to vote; (ii) any applicable waiting period under the HSR Act having expired or having been terminated; (iii) the Verscend Merger having not then been enjoined, made illegal or otherwise prohibited by any applicable law or any order, judgment, decree, injunction or ruling (whether temporary, preliminary or permanent) of any governmental authority (each, a “Governmental Order”) or by any proceeding then pending by a governmental authority seeking any Governmental Order that would enjoin, make illegal or otherwise prohibit the consummation of the Verscend Merger; (iv) the truth and accuracy of the parties’ representations and warranties in the Verscend Merger Agreement, subject in certain cases to a de minimis, materiality or material adverse effect standard (each as described in the Verscend Merger Agreement); (v) with respect to Verscend’s obligations, a material adverse effect (as described in the Verscend Merger Agreement) having not occurred; and (vi) the compliance with or performance, in all material respects, of the parties’ covenants and obligations in the Verscend Merger Agreement required to be performed at or prior to the consummation of the Verscend Merger. On July 13, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act with respect to the Verscend Merger, thereby satisfying one of the conditions to the closing of the Verscend Merger.

If the proposed Verscend Merger is not approved by Cotiviti stockholders or if the Verscend Merger is not consummated for any other reason, Cotiviti stockholders will continue to hold their shares of common stock and will not receive any payment for such shares. Instead, Cotiviti will remain a public company, our common stock will continue to be listed and traded on the NYSE and registered under the Exchange Act, and we will continue to file periodic reports with the SEC. Under specified circumstances, upon termination of the Verscend Merger Agreement, Cotiviti may be required to pay Verscend a termination fee of $100,000, or Verscend may be required to pay Cotiviti a termination fee of $217,500.

We recorded approximately $7,400 of transaction costs primarily related to professional services associated with the proposed Verscend Merger as transaction-related expenses within our Consolidated Statements of Comprehensive Income during the six months ended June 30, 2018.

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

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$223,927	$165,518	$137,426	$110,635
Restricted cash	12,031	11,383	8,548	9,103
Customer deposits	(12,031)	(11,383)	(8,548)	(9,103)
Total cash, cash equivalents and restricted cash	$223,927	$165,518	$137,426	$110,635

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. We early adopted the provisions of ASU 2018-02 during the first quarter 2018 and as a result, we reclassified $550 from accumulated other comprehensive loss to retained earnings in the Consolidated Balance Sheets.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. We retrospectively adopted the provisions of ASU 2016-18 effective January 1, 2018. This guidance did not have a significant impact on our consolidated financial statements. Refer to “Restricted Cash” above for further information.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

We have formed an internal team to evaluate and quantify the impact of this new lease guidance. As of the date of this filing, we are in process of completing our review of lease contracts and quantifying the impact under the new guidance. We are also in process of evaluating changes required to our business processes, systems and controls to support recognition and disclosure of leases. We are currently planning to elect the package of practical expedients which allows a company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We will provide additional information about the impact of this new guidance in future filings.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes existing revenue recognition guidance and provides clarification of principles for recognizing revenue from contracts with customers. ASC 606 sets forth a five-step model for determining when and how revenue is recognized. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASC 606 are the full retrospective method, in which case the new guidance would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of the initial application. The guidance is effective for public companies with annual periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted the provisions of ASC 606 and related amendments as of January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not result in any significant changes to the timing of revenue recognition in prior, current or future periods therefore there was no cumulative adjustment as a result of adoption. Refer to Note 4 for more information on revenue recognition.

Note 4. Revenue Recognition

Revenue

Revenue is comprised of services we provide in our Healthcare and Global Retail and Other operating segments under contracts that contain various fee structures, including performance fee based contracts and fixed fee arrangements. We account for revenue in accordance with ASC 606. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States, with additional clients in Canada and the United Kingdom. Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the three and six months ended June 30, 2018 and 2017. During the first quarter of 2018, we made the decision to exit our retail operations in the United Kingdom by the end of 2018.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$93,529	52.7	$86,627	51.7	$227,452	57.4	$164,143	50.1
Prospective claims accuracy	62,745	35.4	62,020	37.0	121,030	30.5	121,737	37.1
Other	5,431	3.0	2,912	1.7	13,594	3.4	5,482	1.7
Total Healthcare	161,705	91.1	151,559	90.4	362,076	91.3	291,362	88.9
Global Retail and Other
Retrospective claims accuracy	15,748	8.9	15,385	9.2	34,411	8.7	35,059	10.7
Other	—	—	667	0.4	—	—	1,323	0.4
Total Global Retail and Other	15,748	8.9	16,052	9.6	34,411	8.7	36,382	11.1
Consolidated net revenue	$177,453	100.0	$167,611	100.0	$396,487	100.0	$327,744	100.0

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

Retrospective and Prospective claims accuracy – Performance obligations for our retrospective and prospective claims accuracy solutions are satisfied at a point in time when our clients realize the economic benefits from our services. Our clients realize economic benefits when they take credits against their existing accounts payable based on when we identify cost savings, when they receive refunds based on overpayments, or when they acknowledge payment reductions based on cost savings. Clients pay for our services once they realize the economic benefit.

Other – Performance obligations for our other healthcare solutions are generally satisfied over time as the services are delivered. Clients generally pay once the services have been rendered, although certain clients, on a limited basis, pay in advance of the services being rendered in which case we record cash received as deferred revenue and recognize upon satisfaction of the performance obligation.

Estimated Liability for Refunds and Appeals

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements for revenue recognition, a claim is ultimately rejected. In such cases, our clients may request a refund or offset if their providers or vendors ultimately reject the payment inaccuracies we find or if our clients determine not to pursue reimbursement from their providers or vendors even though we may have collected fees. We record an estimate for refund liabilities as a reduction of revenue based on actual historical refund data by client type. We satisfy such refund liabilities either by offsets to accounts receivable or by cash payments to clients. We also calculate client specific refund liabilities in excess of the estimated historical refund liabilities when we determine additional amounts may ultimately be required to be returned to the client.

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

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers’ favor after the expiration date and, in addition, we have no obligation to CMS in connection with the hospital settlement processes as initiated by CMS. Refer to Note 7 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K for further details on the hospital settlement processes. Accordingly, we released $600 and $47,156 of the total $56,089 liability to revenue during the three and six months ended June 30, 2018, respectively. The remaining estimated liability for refunds and appeals related to the original Medicare RAC contract of approximately $3,600 as of June 30, 2018 represents management’s best estimate of any appeals overturned prior to the expiration of the contract term.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period
Estimated allowance for refunds and appeals	$43,690	$35,518	$35,434	$41,020
Estimated liability for refunds and appeals	9,367	61,766	61,607	62,539
Total balance at beginning of period	53,057	97,284	97,041	103,559
Provision	29,223	23,857	61,816	42,933
Refunds settled with client	(32,919)	(27,698)	(61,672)	(49,740)
Refunds recovered	(814)	(3,160)	(2,082)	(6,469)
Original Medicare RAC contract release of liability	(600)	-	(47,156)	-
Total balance at end of period	$47,947	$90,283	$47,947	$90,283
Less: estimated allowance for refunds and appeals	43,062	32,648	43,062	32,648
Estimated liability for refunds and appeals	$4,885	$57,635	$4,885	$57,635

Costs to obtain and/or fulfill a contract

Incremental costs of obtaining a contract include costs incurred by an entity to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. A select group of employees are eligible for sales commissions, which are directly related to obtaining certain client contracts. We have recorded an asset related to the amount of commissions to be paid to employees in the future and a corresponding liability. The asset is amortized to compensation expense over the life of the underlying contract and the liability is relieved as payments are made to the employees. As of June 30, 2018, there is approximately $473 included in prepaid expenses and other current assets, $368 included in other long-term assets and $724 included in accrued compensation costs on our Consolidated Balance Sheets.

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

Unbilled receivables represent revenue recognized related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Unbilled receivables were approximately $63,926 and $62,294 as of June 30, 2018 and December 31, 2017, respectively, and are included in accounts receivable on our Consolidated Balance Sheets. We record any periodic changes in unbilled receivables as adjustments to revenue.

Certain unbilled receivables arise when a portion of our earned fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times during the year after completion of the audit period based on contractual terms or as agreed with our client), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge we have earned this unbilled receivable at the time of the original invoice, but we have agreed to defer billing the client for the related services. Unbilled receivables of this nature were approximately $3,760 and $4,958 as of June 30, 2018 and December 31, 2017, respectively, and are included in accounts receivable on our Consolidated Balance Sheets.

Note 5. RowdMap Acquisition

On July 14, 2017, we acquired all of the outstanding equity of RowdMap. Based in Louisville, Kentucky, RowdMap is a payer-provider, value-based analytics company that helps health plans and providers identify and reduce low-value care from inefficient and unnecessary services. We paid approximately $74,000 in cash, subject to certain adjustments and funded entirely with available liquidity. We also issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares were subject to continued employment and performance-based vesting requirements. In accordance with these vesting requirements, in July 2018 we issued 350,569 shares of common stock. The remaining 33,440 shares of restricted stock were cancelled as they did not meet the vesting requirements. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. We record stock-based compensation expense related to this restricted stock ratably over the vesting period or as achievement of the performance criteria becomes probable. This stock-based compensation expense will not be deductible for income tax purposes.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

The initial purchase price allocation was preliminary and subject to change up to one year after the date of acquisition. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

July 14, 2017
Cash	$4,107
Accounts receivable	2,526
Prepaid expenses and other assets	1,212
Other long-term assets	12
Property and equipment	263
Intangible assets	19,510
Total identifiable assets acquired	27,630
Accounts payable and accrued liabilities	4,491
Deferred tax liabilities	3,882
Total liabilities assumed	8,373
Net identifiable assets acquired	19,257
Goodwill	54,867
Net assets acquired	$74,124

The $19,510 of acquired intangible assets include acquired software of $6,310 (5 year useful life) and customer relationships of $13,200 (5 year useful life).

For federal income tax purposes, the RowdMap Acquisition was treated as a stock acquisition. The goodwill and the intangible assets recognized are not deductible for income tax purposes.

In connection with the RowdMap Acquisition, a liability of $1,066 is included in accounts payable and accrued other expenses on the Consolidated Balance Sheets as of June 30, 2018, for payments due to the former stockholders of RowdMap, some of whom are now our employees.

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

Note 6. Property and Equipment

Property and equipment by major asset class for the periods presented consisted of the following:

	June 30,	December 31,
	2018	2017
Computer equipment	$48,223	$46,731
Software	74,647	67,511
Furniture and fixtures	12,776	9,199
Leasehold improvements	11,094	5,256
Projects in progress	7,445	10,295
Property and equipment, gross	$154,185	$138,992
Less: accumulated depreciation and amortization	71,636	61,652
Property and equipment, net	$82,549	$77,340

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

Total depreciation and amortization expense related to property and equipment, including capitalized software costs, was $7,200 and $5,896 for the three months ended June 30, 2018 and 2017, respectively, and $14,442 and $11,471 for the six months ended June 30, 2018 and 2017, respectively.

Note 7. Intangible Assets

Intangible asset balances by major asset class for the periods presented were as follows:

					Weighted
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period
June 30, 2018:
Customer relationships	$650,903	$216,608	$—	$434,295	13.5	years
Acquired software	54,210	29,482	—	24,728	6.8	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$709,313	$246,090	$—	$463,223	13.0	years
December 31, 2017:
Customer relationships	$650,954	$190,572	$1,322	$459,060	13.5	years
Acquired software	54,210	25,430	—	28,780	6.8	years
Connolly trademark	4,200	—	—	4,200	indefinite-lived
Total	$709,364	$216,002	$1,322	$492,040	13.0	years

Amortization expense was $14,397 and $15,201 for the three months ended June 30, 2018 and 2017, respectively, and $28,793 and $30,400 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 amortization expense for the next 5 years is expected to be:

Remainder of 2018	$28,791
2019	57,583
2020	57,583
2021	53,260
2022	48,952

Note 8. Goodwill

Total goodwill on our Consolidated Balance Sheets was $1,252,306 and $1,251,364 as of June 30, 2018 and December 31, 2017, respectively.

Changes in the carrying amount of goodwill by our Healthcare and Global Retail and Other segments for the six months ended June 30, 2018 were as follows:

		Global Retail
	Healthcare	and Other
December 31, 2017	$1,202,444	$48,920
Measurement period adjustments	194	—
Foreign currency translation	—	748
June 30, 2018	$1,202,638	$49,668

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

There was no impairment related to goodwill for any period presented.

Note 9. Long‑term Debt

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

Long‑term debt for the periods presented was as follows:

	June 30,	December 31,
	2018	2017
First Lien Term A Loans	$228,007	$234,237
First Lien Term B Loans	538,060	540,585
Revolver	—	—
Total debt	766,067	774,822
Less: debt issuance costs	6,414	7,204
Less: current portion	21,125	18,000
Total long-term debt	$738,528	$749,618

The Restated Credit Agreement includes certain binding affirmative and negative covenants, including delivery of financial statements and other reports, maintenance of existence and transactions with affiliates. The negative covenants restrict our ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. There is a required financial covenant applicable only to the Revolver and the First Lien Term A Loans, pursuant to which we agree not to permit our Secured Leverage Ratio (as defined in the Restated Credit Agreement) to exceed 5.50:1.00 through September 2018, 5.25:1.00 through September 2019 and 5.00:1.00 through June 2021. In addition, the Restated Credit Agreement includes certain events of default including payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults and a change of control default. We were in compliance with all such covenants as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018, the aggregate maturities of long‑term debt (excluding any amounts that may become payable with respect to the aforementioned mandatory prepayment provision for annual excess cash flows) for each of the next five years are expected to be $9,000 for the remainder of 2018, $24,250 in 2019, $30,500 in 2020, $183,625 in 2021 and $5,500 in 2022.

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

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

As of June 30, 2018 and December 31, 2017, we had $435,000 in notional debt outstanding related to these interest rate caps, which cover quarterly interest payments through September 2019. The notional amount decreases over time. Refer to Note 9 for more information regarding the debt outstanding related to these agreements.

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

The table below reflects the effect of our derivative instruments on our Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense	$644	$398	$1,256	$599

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

The table below reflects quantitative information related to the fair value of our derivative instruments and where these amounts are recorded in our consolidated financial statements as of the period presented:

	June 30,	December 31,
	2018	2017
Liability fair value recorded in other long-term liabilities	$401	$951
Liability fair value recorded in accounts payable and accrued other expenses	836	979
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2,306)	(2,440)

We record deferred hedge premiums which are being paid over the life of the hedge in accumulated other comprehensive income (loss) until the related hedge ultimately settles and interest payments are made on the underlying debt. As of June 30, 2018, we have made payments of $4,689 related to these deferred premiums. We expect to pay an additional $1,705 in deferred premiums through 2019 related to our outstanding interest rate cap agreements which is reflected in the fair value of these derivatives in the table above.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Comprehensive income includes changes in the fair value of our interest rate cap agreements which qualify for hedge accounting. Changes in other comprehensive income (loss) for the periods presented related to derivative instruments classified as cash flow hedges were as follows:

	Three Months Ended June 30,
	2018	2017

Balance at beginning of period, April 1	$(2,556)	$(3,396)
Reclassifications in earnings, net of tax of $157 and $150, respectively	487	249
Change in fair value of derivative instrument, net of tax of $20 and $35, respectively	(64)	(56)
Balance at end of period, June 30	$(2,133)	$(3,203)

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period, January 1	$(2,556)	$(3,334)
Reclassifications in earnings, net of tax of $306 and $225, respectively	950	374
Change in fair value of derivative instrument, net of tax of $8 and $150, respectively	23	(243)
Reclassification of stranded tax effect to retained earnings upon adoption of ASU 2018-02	(550)	—
Balance at end of period, June 30	$(2,133)	$(3,203)

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

The following table summarizes our financial instruments measured at fair value within the Consolidated Balance Sheets:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Long-term debt	$—	$—	$766,067	$—	$—	$774,822
Interest rate cap agreements	—	1,237	—	—	1,930	—
Total	$—	$1,237	$766,067	$—	$1,930	$774,822

The fair value of our private debt is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other quantitative and qualitative factors. The carrying value of our debt approximates its fair value. Refer to Note 9 for more information on our long-term debt.

The fair value of the interest rate cap agreements is determined using the market standard methodology of

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

discounting the future expected variable cash receipts that would occur if interest rates rose above the strike rate of the caps. The analysis reflects the contractual terms of the derivatives, including period to maturity and remaining deferred premium payments, and uses observable market‑based inputs, including interest rates and implied volatilities. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rates. As such, the estimated fair values of these liabilities are classified as Level 2 in the fair value hierarchy. Refer to Note 10 for more information on our interest rate cap agreements.

Note 12. Income Taxes

The following table presents our income tax provision and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax expense	$6,953	$7,743	$22,855	$6,882
Effective income tax rate	29.5%	26.9%	24.5%	12.5%

Our effective income tax rate was 29.5% and 26.9% for the three months ended June 30, 2018 and 2017, respectively. The decrease in income tax expense of $790 was primarily the result of a reduction of the federal tax rate to 21% due to the Tax Act, a $1,277 tax benefit related to stock option exercises and vesting of restricted stock units, partially offset by additional expense of $1,940 related to nondeductible transaction-related expenses in connection with the proposed Verscend Merger. The impact of these items relative to the pre-tax income for the three months ended June 30, 2018 resulted in the increase to the effective tax rate. During the three months ended June 30, 2017, we recorded a $2,619 tax benefit related to stock option exercises and vesting of restricted stock units and a $660 tax benefit related to the filing of amended state tax returns as a result of certain tax planning. The effective tax rate for the three months ended June 30, 2017 was impacted by this tax benefit relative to the pre-tax income for the three months ended June 30, 2017.

Our effective income tax rate was 24.5% and 12.5% for the six months ended June 30, 2018 and 2017, respectively.  The increase in income tax expense of $15,973 was primarily the result of an increase in pre-tax income for the six months ended June 30, 2018 and additional expense of $1,940 related to nondeductible transaction-related expenses. In addition, a valuation allowance of $191 was recorded to reflect the portion of the deferred tax asset on state tax credits that is more likely than not to be realized offset by a $3,877 tax benefit related to stock option exercises and vesting of restricted stock units. The impact of these items relative to the pre-tax income for the six months ended June 30, 2018 resulted in the increase to the effective tax rate. During the six months ended June 30, 2017, we recorded a $13,041 tax benefit related to stock option exercises and vesting of restricted stock units, a tax benefit of $337 related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service, as well as a tax benefit of $660 related to the filing of amended state tax returns as a result of certain tax planning. The effective tax rate for the six months ended June 30, 2017 was impacted by these tax benefits relative to the pre-tax income for the six months ended June 30, 2017.

On December 22, 2017, the U.S. government enacted the Tax Act, which reduced the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime. We recognized the provisional tax impacts associated with the revaluation of our net deferred tax liabilities and one-time transition tax on our unremitted foreign earnings and profits during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional adjustments related to these items. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, we will continue to evaluate the accounting for the tax effects related to the enactment of the Tax Act. Upon completion of our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax liabilities, as well as the liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We file income taxes with the U.S. federal government and various states and foreign jurisdictions. We operate in a number of state and local jurisdictions and as such are subject to state and local income tax examinations based upon various

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

statutes of limitations in each jurisdiction.

Note 13. Earnings per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. For all periods presented, potentially dilutive outstanding shares consisted of equity incentive awards. Restricted stock issued in connection with the RowdMap Acquisition was also included in the calculation of dilutive potential common shares for each of the three and six months ended June 30, 2018. Our potential common shares consist of the incremental common shares issuable upon the exercise of stock options or vesting of RSUs and restricted stock. The dilutive effect of outstanding equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented, all outstanding common stock consisted of a single class.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$16,575	$21,088	$70,502	$48,063

Weighted average outstanding shares of common stock	93,077,095	92,017,662	92,823,977	91,580,438
Dilutive effect of stock-based awards and restricted stock	2,628,803	3,237,257	2,753,912	3,510,428
Adjusted weighted average outstanding and assumed conversions for diluted EPS	95,705,898	95,254,919	95,577,889	95,090,866

Earnings per share:
Basic	$0.18	$0.23	$0.76	$0.52
Diluted	0.17	0.22	0.74	0.51

Employee stock options, RSUs and restricted stock that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Employee stock-based awards and restricted stock	1,086,664	572,623	999,705	467,677

Performance-based restricted stock of 32,160 shares were not included in the calculation of diluted earnings per share for each of the three and six months ended June 30, 2018 as the vesting conditions were not probable of occurring.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Note 14. Stock‑Based  Compensation

Stock  Options

The following is a summary of stock option activity under the Equity Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Outstanding	Exercise Price	Contractual Life	Intrinsic Value
	Options	Per Share	(Years)	(in thousands)
Outstanding at December 31, 2017	4,574,607	$13.89	6.65	$85,138
Granted	601,597	34.70
Forfeited	(165,427)	19.90
Exercised	(894,119)	10.97
Expired	(481)	34.39
Outstanding at June 30, 2018	4,116,177	$17.33	6.59	$110,332

Vested and exercisable at June 30, 2018	2,412,227	$11.59	5.47	$78,499

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in‑the‑money options. The fair value per share of common stock was $44.13 as of June 30, 2018 based upon the closing price of our common stock on the NYSE. The total intrinsic value of stock options exercised was $7,232 and $8,409 for the three months ended June 30, 2018 and 2017, respectively, and $21,896 and $41,891 for the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock  Units

The following is a summary of RSU activity under the 2016 Plan:

		Weighted
		Average
		Grant Date Fair Value
	Number of Awards	Per Share
Nonvested at December 31, 2017	379,274	$33.56
Granted	471,355	34.65
Forfeited	(34,237)	34.98
Vested and converted to shares	(81,279)	34.38
Nonvested at June 30, 2018	735,113	$34.09
Expected to vest at June 30, 2018	735,113	$34.09

Employee  Stock  Purchase  Plan

We have an ESPP, which became effective January 1, 2017, for U.S. and non-U.S. employees,  both of which have a series of six month offering periods, with a new offering period beginning on the first day of January and July each year. The ESPP was adopted by our Board of Directors in August 2016 and approved by shareholders in May 2017. Employees may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions to a maximum of $10 per year, or $5 per offering period. Purchase dates occur on the last business day of June and  December of each year and shares are purchased at a 10% discount off the closing price on the NYSE on the date of purchase. Employees must hold the shares purchased for a minimum of 90 days. As a result of the proposed Verscend Merger, the ESPP has been suspended indefinitely as of July 1, 2018.

The ESPP had 1,260,000 shares of our common stock initially reserved for issuance upon its inception. The reserve automatically increases each January by an amount equal to the lesser of 1,260,000 or approximately 1.5% of total common

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

shares outstanding on the first day of January. A summary of ESPP share reserve activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Price
Available for future purchases, beginning of period	1,197,306
Shares reserved for issuance	1,260,000
Common stock purchased	(22,066)	$39.72
Available for future purchases, end of period	2,435,240

Stock  Compensation  Expense

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

Six Months Ended June 30,
2018
Expected term (years)	6.25
Expected volatility	40.00%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	2.56%
Weighted average grant date fair value	$14.99

Total fair market value related to the restricted stock issued in connection with the RowdMap Acquisition is $31,785 based on the closing price of our common stock on the date of grant. For the time-based shares, stock-based compensation expense is being recorded ratably over the three year vesting period. For the performance-based shares, stock-based compensation expense will be recorded over the one year vesting period to the extent it is probable the performance criteria will be achieved. We recorded approximately $4,061 and $8,465 in stock-based compensation expense for the three and six months ended June 30, 2018, respectively, related to the performance awards that we estimate are probable of achieving the performance criteria.

We recorded total stock‑based compensation expense of $8,741 and $2,455 for the three months ended June 30, 2018 and 2017, respectively, and $17,387 and $4,538 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had total unrecognized compensation cost related to 3,173,644 unvested service-based awards of $50,525 which we expect to recognize over the next 2.4 years.

Note 15. Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. We conduct our business through two reportable business segments: Healthcare and Global Retail and Other.

We evaluate the performance of each segment based on segment net revenue and segment operating income. Operating income is calculated as net revenue less operating expenses and is not affected by other expense (income) or by income taxes. Indirect costs are generally allocated to the segments based on the segments’ proportionate share of revenue and expenses directly related to the operation of the segment. We do not allocate interest expense, other non-operating (income) expense or the provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset related information has not been presented. Refer to Note 4 for operating segment net revenue by product type.

Cotiviti Holdings, Inc.

Notes to the Financial Statements (continued)

(In thousands, except shares and per share amounts)

(Unaudited)

Our operating segment results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$161,705	$151,559	$362,076	$291,362
Global Retail and Other	15,748	16,052	34,411	36,382
Consolidated net revenue	$177,453	$167,611	$396,487	$327,744
Operating Income
Healthcare	$32,090	$38,689	$106,864	$69,850
Global Retail and Other	1,307	1,307	5,204	4,228
Consolidated operating income	$33,397	$39,996	$112,068	$74,078

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

This discussion and analysis contains forward-looking statements regarding the industry outlook, our expectations for the performance of our business, our liquidity and capital resources and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements”, in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part 1, Item 1A. “Risk Factors” included in our 2017 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

We are also a leading provider of payment accuracy solutions to the retail market, primarily in the United States. Retailers process and validate extremely high volumes of transactions with disparate suppliers on varying terms. We work with retail clients to realize their negotiated allowances, concessions, rebates and other incentives associated with merchandise procurement, logistics and other service transactions. In 2017, we generated over $550 million in savings for our retail clients.

For a further discussion of our two operating segments, (i) Healthcare and (ii) Global Retail and Other, refer to “—Our Segments” and Note 15 to the consolidated financial statements.

Factors Affecting Our Results of Operations

Recent Developments – 2018 Highlights

•

On June 19, 2018, we entered into the Verscend Merger Agreement, which provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Cotiviti, with

Cotiviti continuing as the surviving corporation and a wholly owned subsidiary of Verscend. The board of directors of Cotiviti has unanimously determined that the Verscend Merger Agreement and the transactions contemplated thereby, including the Verscend Merger, are advisable, fair to and in the best interests of Cotiviti and its stockholders, and directed that the Verscend Merger Agreement be submitted to the stockholders of Cotiviti for their adoption. On July 13, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act with respect to the Verscend Merger, thereby satisfying one of the conditions to the closing of the Verscend Merger. Under the terms of the Verscend Merger Agreement, Cotiviti stockholders will receive $44.75 in cash per share of Cotiviti common stock, without interest and less any applicable withholding taxes, and Verscend will pay all of Cotiviti’s outstanding net indebtedness, resulting in an enterprise value of approximately $4.9 billion. If the Verscend Merger is consummated, Cotiviti will cease to be a publicly traded company and will become a wholly owned subsidiary of Verscend, and our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

•

Our original Medicare RAC contract with CMS expired on January 31, 2018. As a result of this contract expiration, we released approximately $47.2 million in the estimated liability for refunds and appeals to revenue and we recorded $1.2 million in variable compensation costs associated with the release during the six months ended June 30, 2018.

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

Historically, there has been a seasonal pattern to our healthcare revenue with the revenues in the first quarter generally lower than the other quarters and revenues in the fourth quarter generally being higher than the other quarters. Accordingly, the comparison of revenue from quarter to quarter may fluctuate and is dependent on various factors, including, but not limited to: a reset of member liability; timing of special projects; implementation delays; timing of inaccurate payments being prevented or recovered; industry utilization trends; and the aforementioned seasonal considerations. Consequently, you should not rely on our revenue for any one quarter as an indication of our future performance. Additionally, we record an estimated liability for refunds and appeals which is subject to management’s assumptions. These assumptions may change from time to time and result in adjustments to revenue. Our adjustments of these estimates on a quarterly basis, to reflect actual results or updated expectations, have generally not been material to our overall business and have resulted in either a net increase or a net decrease in revenue. During the three and six months ended June 30, 2018 we recorded $0.6 million and $47.2 million, respectively, related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract, which expired on January 31, 2018.

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

Transaction-related expenses

Transaction-related expenses consist primarily of professional services and other expenses associated with certain corporate development activity, including the proposed Verscend Merger and RowdMap Acquisition, as well as our secondary offerings in 2017.

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the 2017 repricing of our First Lien Term B Loans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cost of revenue	$820	$494	$1,535	$960
Selling, general and administrative expenses	7,921	1,961	15,852	3,578
Total	$8,741	$2,455	$17,387	$4,538

As of June 30, 2018, we had total unrecognized stock-based compensation expense related to unvested service-based awards of $50.5 million, which we expect to recognize over the next 2.4 years. Stock-based compensation expense for the six months ended June 30, 2018 includes approximately $8.5 million related to the performance-based restricted stock issued in connection with the RowdMap Acquisition that we estimate will vest based on achieving the performance criteria, of which approximately $8.2 million is included in SG&A expenses and $0.3 million is included in cost of revenue.

Foreign currency translation adjustments

The assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of other comprehensive income (loss). We had foreign currency translation adjustments of $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. We had foreign currency translation adjustments of $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The translation adjustments were the result of the weakening of the U.S. Dollar against the Canadian Dollar and British Pound over the corresponding period.

Change in fair value of derivative instruments, net of related taxes

We are a party to interest rate cap agreements that hedge the potential impact fluctuations in interest rates may have on payments we make pursuant to our long-term debt. We had a net change in fair value of derivative instruments, net of related taxes, of approximately $0.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. We had a net change in fair value of derivative instruments, net of related taxes, of approximately $0.4 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The changes were the result of fluctuations in three-month LIBOR.

How We Assess Our Performance

Adjusted EBITDA

We believe Adjusted EBITDA (a non-GAAP measure) is useful to investors as a supplemental measure to evaluate our overall operating performance. Management uses Adjusted EBITDA as a measurement to compare our operating performance to our peers and competitors. We define Adjusted EBITDA as net income before depreciation and amortization, interest expense, other non-operating (income) expense such as foreign currency transaction gains and losses, income tax expense, transaction-related expenses and other, stock-based compensation, loss on extinguishment of debt and the adjustment related to the original Medicare RAC contract. See the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these adjustments. Management believes Adjusted EBITDA is useful because it provides meaningful supplemental information about our operating performance and facilitates period-to-period comparisons without regard to our financing methods, capital structure or other items that we believe are not indicative of our ongoing operating performance. By providing this non-GAAP financial measure, management believes we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Management believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a supplemental measure of financial performance within our industry. In addition, the determination of Adjusted EBITDA is a similar measure in our First Lien Credit Facilities.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)	(unaudited)		(unaudited)
Net income	$16,575	$21,088	$70,502	$48,063
Depreciation and amortization	21,597	21,097	43,235	41,871
Interest expense	10,174	8,538	19,351	16,959
Other non-operating (income) expense(a)	(305)	(556)	(640)	(1,009)
Income tax expense	6,953	7,743	22,855	6,882
Transaction-related expenses and other(b)	7,193	661	7,407	1,392
Stock-based compensation(c)	8,741	2,455	17,387	4,538
Loss on extinguishment of debt(d)	—	3,183	—	3,183
Original Medicare RAC contract adjustment(e)	(600)	—	(45,951)	—
Adjusted EBITDA	$70,328	$64,209	$134,146	$121,879

(a)

Represents other non‑operating (income) expense that consists primarily of interest income and gains and losses on transactions settled in foreign currencies. Income received for certain sub‑leases is included herein.

(b)

Represents transaction‑related expenses primarily associated with certain corporate development activity, including the proposed Verscend Merger and RowdMap Acquisition as well as our secondary offerings in 2017.

(c)

Represents expense related to equity incentive awards granted to certain employees, officers and non‑employee directors as long‑term incentive compensation and restricted stock issued in connection with the RowdMap Acquisition. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.

(d)

Represents loss on extinguishment of debt that consists primarily of fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the repricing of our First Lien Term B Loans in 2017.

(e)

Represents the net impact of the release of the estimated liability for refunds and appeals and related expense, under our original Medicare RAC contract, which expired on January 31, 2018. The gross revenue impact of $600 and $47,156 for the three and six months ended June 30, 2018, respectively, was previously recorded as a reduction to revenue in prior periods during the contract term.

Dollar Amount of Inaccurate Payments Prevented or Recovered

The majority of our net revenue consists of performance fees earned under our client contracts. A small portion (approximately 5%) of our revenue is derived on a “fee-for-service” basis whereby billing is based upon a subscription basis, flat fee or a fee per hour. Our performance fees generally represent a specified percentage of inaccurate payments that are either prevented prior to payment using our prospective claims accuracy solutions or recovered by our clients after they are identified using our retrospective claims accuracy solutions. For those clients where we identify any payment inaccuracies in advance of payment to the providers, the clients reduce the amount paid to the providers based upon the inaccuracies that we have identified. For those clients where we identify payment inaccuracies using our retrospective claims accuracy solutions after the client has made payment, clients generally recover claims either by taking credits against outstanding payables to healthcare providers or retail vendors, or future purchases from the related retail vendors, or receiving refunds directly from those healthcare providers or retail vendors.

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

Debt Refinancings, Repayments and Repricing

In connection with our various debt refinancings, we incurred significant debt issuance costs, primarily associated with the new indebtedness. These debt issuance costs are amortized utilizing the effective interest method over the associated life of the related indebtedness and recorded as interest expense. Unamortized debt issuance costs were $6.4 million as of June 30, 2018.

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

Medicare RAC Contract

Our original Medicare RAC contract with CMS expired on January 31, 2018. In connection with the expiration of the contract, we determined that we have no obligation to CMS with respect to any appeals resolved in the providers’ favor after the expiration date and, in addition, we believe that we have no obligation to CMS in connection with the hospital settlement processes initiated by CMS. Refer to Note 7 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K for further details on the hospital settlement processes. As a result of this contract expiration, we released approximately $0.6 million and $47.2 million in the estimated liability for refunds and appeals to revenue for the three and six months ended June 30, 2018, respectively, and we recorded $1.2 million in variable compensation costs associated with the release during the six months ended June 30, 2018.

Stock-based compensation

As part of the RowdMap Acquisition, we issued restricted stock to certain employees. We recognize the related expense for these awards ratably over the applicable vesting period or as achievement of performance criteria become probable.

Income tax expense

On December 22, 2017, the U.S. government enacted the Tax Act, which, among other things, reduced the federal tax rate on U.S. earnings to 21%, effective January 1, 2018, and moves from a global taxation regime to a modified territorial regime.

Stock options result in an income tax benefit at the time of exercise and restricted stock units result in an income tax benefit at the time of vest. As a result, the timing and amount of stock option exercises and restricted stock units may result in significant changes in our effective tax rate and related income tax expense.

RowdMap Acquisition

On July 14, 2017, we acquired all of the outstanding equity of RowdMap. Results of operations for RowdMap are included in the consolidated results of operations as of and subsequent to the date of acquisition.

Our Segments

We report our results of operations in two segments, (i) Healthcare and (ii) Global Retail and Other. Through our Healthcare segment, we offer prospective and retrospective claims accuracy solutions to healthcare payers in the United States. We also provide a network efficiency solution to payers and providers as well as, on a limited basis, certain analytics-based solutions unrelated to our healthcare payment accuracy solutions in the United States. Through our Global Retail and Other segment, we provide retrospective claims accuracy solutions to retailers primarily in the United States. During the first quarter 2018, we made the decision to exit our retail operations in the United Kingdom by the end of 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net Revenue
Healthcare	$161,705	$151,559	$362,076	$291,362
Global Retail and Other	15,748	16,052	34,411	36,382
Consolidated net revenue	$177,453	$167,611	$396,487	$327,744
Operating Income
Healthcare	$32,090	$38,689	$106,864	$69,850
Global Retail and Other	1,307	1,307	5,204	4,228
Consolidated operating income	$33,397	$39,996	$112,068	$74,078

The following table sets forth our segment net revenue and percentage of consolidated net revenue by product type for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(unaudited)				(unaudited)
Healthcare
Retrospective claims accuracy	$93,529	52.7	$86,627	51.7	$227,452	57.4	$164,143	50.1
Prospective claims accuracy	62,745	35.4	62,020	37.0	121,030	30.5	121,737	37.1
Other	5,431	3.0	2,912	1.7	13,594	3.4	5,482	1.7
Total Healthcare	161,705	91.1	151,559	90.4	362,076	91.3	291,362	88.9
Global Retail and Other
Retrospective claims accuracy	15,748	8.9	15,385	9.2	34,411	8.7	35,059	10.7
Other	—	—	667	0.4	—	—	1,323	0.4
Total Global Retail and Other	15,748	8.9	16,052	9.6	34,411	8.7	36,382	11.1
Consolidated net revenue	$177,453	100.0	$167,611	100.0	$396,487	100.0	$327,744	100.0

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
(unaudited)	2018	(%)	2017	(%)	Period (%)
Net revenue	$177,453	100.0	$167,611	100.0	5.9
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	57,135	32.2	58,870	35.1	(2.9)
Other costs of revenue	7,626	4.3	6,123	3.7	24.5
Total cost of revenue	64,761	36.5	64,993	38.8	(0.4)
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	32,500	18.4	25,564	15.3	27.1
Other selling, general and administrative expenses	18,005	10.1	15,300	9.1	17.7
Total selling, general and administrative expenses	50,505	28.5	40,864	24.4	23.6
Depreciation and amortization of property and equipment	7,200	4.1	5,896	3.5	22.1
Amortization of intangible assets	14,397	8.1	15,201	9.1	(5.3)
Transaction-related expenses	7,193	4.0	661	0.4	NM
Total operating expenses	144,056	81.2	127,615	76.1	12.9
Operating income	33,397	18.8	39,996	23.9	(16.5)
Other expense (income):
Interest expense	10,174	5.7	8,538	5.1	19.2
Loss on extinguishment of debt	—	—	3,183	1.9	(100.0)
Other non-operating (income) expense	(305)	(0.1)	(556)	(0.3)	(45.1)
Total other expense (income)	9,869	5.6	11,165	6.7	(11.6)
Income from continuing operations before income taxes	23,528	13.2	28,831	17.2	(18.4)
Income tax expense	6,953	3.9	7,743	4.6	(10.2)
Net income	$16,575	9.3	$21,088	12.6	(21.4)

Net revenue

Net revenue was $177.5 million for the three months ended June 30, 2018 as compared to $167.6 million for the three months ended June 30, 2017. The increase of $9.9 million was the result of increased Healthcare segment revenue of

$10.1 million and decreased Global Retail and Other segment revenue of $0.3 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $57.1 million for the three months ended June 30, 2018 as compared to $58.9 million for the three months ended June 30, 2017. The decrease of $1.8 million was primarily the result of a $2.8 million decrease in payroll related expense primarily due to changes in some of our legacy variable compensation programs in order to better align our compensation structure with our business strategy. The decrease was partially offset by a $0.7 million increase in employee benefit costs due to rising healthcare coverage costs and the increase in the number of our employees. Stock-based compensation increased $0.3 million due to additional equity grants.

Other costs of revenue were $7.6 million for the three months ended June 30, 2018 as compared to $6.1 million for the three months ended June 30, 2017. The increase of $1.5 million was primarily the result of an increase in rent and occupancy of approximately $0.9 million as a result of relocated and expanded facility locations. In addition, professional and consulting fees increased $0.5 million.

Selling, general and administrative expenses

SG&A expenses related to compensation were $32.5 million for the three months ended June 30, 2018 as compared to $25.6 million for the three months ended June 30, 2017. The increase of $6.9 million was primarily related to a $6.0 million increase in stock-based compensation due to additional equity grants including restricted stock issued in connection with the RowdMap Acquisition. In addition, payroll related expenses increased $0.9 million due to an increase in the number of employees to support our growing operations.

Other SG&A expenses were $18.0 million for the three months ended June 30, 2018 as compared to $15.3 million for the three months ended June 30, 2017. The increase of $2.7 million was primarily due to an increase of $1.3 million in software licensing costs. Professional and consulting fees increased $0.8 million as we have leveraged external resources and expertise. Rent and occupancy increased approximately $0.4 million as a result of relocated and expanded facility locations. Personnel-related expenses increased approximately $0.2 million due to an increased number of employees.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $7.2 million for the three months ended June 30, 2018 as compared to $5.9 million for the three months ended June 30, 2017. The increase of $1.3 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $14.4 million for the three months ended June 30, 2018 as compared to $15.2 million for the three months ended June 30, 2017. The decrease was due to certain acquired software becoming fully amortized during 2017 and the impairment of intangible assets in 2017 related to our customer relationships as a result of the loss of a retail client in the United Kingdom partially offset by the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition.

Transaction-related expenses

Transaction-related expenses of $7.2 million for the three months ended June 30, 2018 were primarily associated with the proposed Verscend Merger. Transaction-related expenses of $0.7 million for the three months ended June 30, 2017 were primarily incurred in connection with our secondary offering as well as certain expenses related to corporate development activity, including the RowdMap Acquisition.

Interest expense

Interest expense was $10.2 million for the three months ended June 30, 2018 as compared to $8.5 million for the three months ended June 30, 2017. The increase of $1.7 million was primarily due to an increase in LIBOR and a $0.2 million increase in interest expense related to our interest rate cap agreements. This increase was partially offset by the lower principal balance on our First Lien Term Loans as a result of scheduled principal payments over the past year.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the three months ended June 30, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of repricing of our First Lien Term B Loans.

Other non-operating income

We had other non-operating income of $0.3 million for the three months ended June 30, 2018 as compared to $0.6 million for the three months ended June 30, 2017. The decrease of $0.3 million was primarily due to foreign exchange gains related to our operations in India.

Income tax expense

Income tax expense was $7.0 million for the three months ended June 30, 2018 as compared to $7.7 million for the three months ended June 30, 2017. The decrease of $0.7 million was primarily the result of a reduction of the federal tax rate to 21% due to the Tax Act, a $1.3 million tax benefit related to stock option exercises and vesting of restricted stock units, partially offset by additional expense of $1.9 million related to nondeductible transaction-related expenses. The impact of the tax benefits and additional expense noted above relative to the pre-tax income for the three months ended June 30, 2018 resulted in the increase to the effective tax rate. The effective tax rate for the three months ended June 30, 2018 was 29.5% compared to 26.9% for the three months ended June 30, 2017. During the three months ended June 30, 2017, we recorded a $2.6 million tax benefit related to stock option exercises and vesting of restricted stock units and a $0.7 million tax benefit related to the filing of amended state tax returns as a result of certain tax planning.

Segment net revenue and operating income

Healthcare segment net revenue was $161.7 million for the three months ended June 30, 2018 as compared to $151.6 million for the three months ended June 30, 2017. The increase of $10.1 million was primarily due to an increase of $6.9 million in retrospective claims accuracy revenue, which includes a $0.6 million release of the estimated liability for refunds and appeals under our original Medicare RAC contract as well as the impact from improved conversions and strength in our clinical chart validation solutions. Other healthcare revenue increased $2.5 million primarily related to the impact of the RowdMap Acquisition. Prospective claims accuracy revenue increased $0.7 million primarily due to the addition of new clients partially offset by the impact of certain delays in policy adoption.

Global Retail and Other segment net revenue was $15.8 million for the three months ended June 30, 2018 as compared to $16.1 million for the three months ended June 30, 2017. The decrease of $0.3 million was primarily driven by the exit of non-core contracts partially offset by the timing, nature and size of the retail claims reviewed.

Healthcare segment operating income was $32.1 million for the three months ended June 30, 2018 as compared to $38.7 million for the three months ended June 30, 2017. The decrease in operating income of $6.6 million was primarily the result of an increase in transaction-related expenses of $6.3 million due to the proposed Verscend Merger. Stock-based compensation increased $6.2 million due to additional equity grants including the issuance of restricted stock in connection with the RowdMap Acquisition. Software licensing costs increased $1.5 million and rent and occupancy increased approximately $1.2 million as a result of relocated and expanded facility locations. Depreciation and amortization expense increased $0.5 million due to our continued investments in capital expenditures. Payroll related expenses increased $0.2 million and personnel-related expenses increased $0.3 million due to an increase in the number of employees to support our growing operation. Other variable costs increased $0.6 million.

Global Retail and Other segment operating income was $1.3 million for each of the three months ended June 30, 2018 and June 30, 2017. A decrease of $1.3 million in compensation related expenses as a result of changes in our variable compensation plans and a decrease of $0.2 million in software licensing costs as a result of the retail segment becoming a smaller portion of our overall business resulting in a lower allocation of corporate expenses was partially offset by the decrease in net revenue noted above and an increase in transaction-related expenses of $0.3 million due to the proposed Verscend Merger. Additionally, professional and consulting fees increased approximately $0.7 million and rent and occupancy increased approximately $0.2 million as a result of relocated and expanded facility locations.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,				Percentage
		Percentage of		Percentage of	Change
		Net Revenue		Net Revenue	Period to
(unaudited)	2018	(%)	2017	(%)	Period (%)
Net revenue	$396,487	100.0	$327,744	100.0	21.0
Cost of revenue (exclusive of depreciation and amortization, stated separately below):
Compensation	115,227	29.1	115,158	35.0	0.1
Other costs of revenue	14,099	3.5	12,809	3.9	10.1
Total cost of revenue	129,326	32.6	127,967	39.0	1.1
Selling, general and administrative expenses (exclusive of depreciation and amortization, stated separately below):
Compensation	67,680	17.1	50,257	15.3	34.7
Other selling, general and administrative expenses	36,771	9.2	32,179	9.9	14.3
Total selling, general and administrative expenses	104,451	26.3	82,436	25.2	26.7
Depreciation and amortization of property and equipment	14,442	3.6	11,471	3.5	25.9
Amortization of intangible assets	28,793	7.3	30,400	9.3	(5.3)
Transaction-related expenses	7,407	1.9	1,392	0.4	NM
Total operating expenses	284,419	71.7	253,666	77.4	12.1
Operating income	112,068	28.3	74,078	22.6	51.3
Other expense (income):
Interest expense	19,351	4.9	16,959	5.2	14.1
Loss on extinguishment of debt	—	—	3,183	1.0	(100.0)
Other non-operating (income) expense	(640)	(0.2)	(1,009)	(0.3)	(36.6)
Total other expense (income)	18,711	4.7	19,133	5.8	(2.2)
Income before income taxes	93,357	23.6	54,945	16.8	69.9
Income tax expense	22,855	5.8	6,882	2.1	232.1
Net income	$70,502	17.8	$48,063	14.7	46.7

Net revenue

Net revenue was $396.5 million for the six months ended June 30, 2018 as compared to $327.7 million for the six months ended June 30, 2017. The increase of $68.8 million was the result of increased Healthcare segment revenue of $70.7 million, which includes $47.2 million related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract, which expired on January 31, 2018, offset by a decrease in Global Retail and Other segment revenue of $2.0 million. See “−Segment net revenue and operating income.”

Cost of revenue

Cost of revenue related to compensation was $115.2 million for each of the six months ended June 30, 2018 and 2017. Payroll related expense decreased approximately $2.5 million primarily due to changes in some of our legacy variable compensation plans partially offset by $1.2 million in variable compensation expense related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract. In addition, employee benefit costs increased approximately $0.8 million due to rising healthcare coverage costs and the increase in the number of our employees and stock-based compensation increased $0.5 million due to additional equity grants.

Other costs of revenue were $14.1 million for the six months ended June 30, 2018 as compared to $12.8 million for the six months ended June 30, 2017. The increase of $1.3 million was primarily the result of an increase of approximately $1.2 million in rent and occupancy as a result of relocated and expanded facility locations. Personnel-related costs increased approximately $0.2 million due to an increase in the number of employees. The increase was partially offset by a decrease in professional and consulting fees of $0.1 million.

Selling, general and administrative expenses

SG&A expenses related to compensation were $67.7 million for the six months ended June 30, 2018 as compared to $50.3 million for the six months ended June 30, 2017. The increase of $17.4 million was primarily related to a $12.3 million increase in stock-based compensation due to additional equity grants including restricted stock issued in connection with the RowdMap Acquisition. Payroll related expenses increased $4.0 million due to an increase in the number of employees to support our growing operations. Employee benefit costs increased approximately $1.1 million due to rising healthcare coverage costs and the increase in the number of employees.

Other SG&A expenses were $36.8 million for the six months ended June 30, 2018 as compared to $32.2 million for the six months ended June 30, 2017. The increase of $4.6 million was primarily due to an increase of $2.4 million in software licensing costs. Professional and consulting fees increased $1.1 million as we have leveraged external resources and expertise. Rent and occupancy increased approximately $0.8 million as a result of relocated and expanded facility locations. Other variable costs increased approximately $0.3 million.

Depreciation and amortization of property and equipment

Depreciation and amortization of property and equipment was $14.4 million for the six months ended June 30, 2018 as compared to $11.5 million for the six months ended June 30, 2017. The increase of $2.9 million was due to continued investments in capital expenditures over the past year.

Amortization of intangible assets

Amortization of intangible assets was $28.8 million for the six months ended June 30, 2018 as compared to $30.4 million for the six months ended June 30, 2017. The decrease of $1.6 million was due to certain acquired software becoming fully amortized during 2017 and the impairment of intangible assets in 2017 related to our customer relationships as a result of the loss of a retail client in the United Kingdom, partially offset by the addition of $19.5 million in intangible assets in connection with the RowdMap Acquisition.

Transaction-related expenses

Transaction-related expenses were $7.4 million for the six months ended June 30, 2018, primarily associated with the proposed Verscend Merger. Transaction-related expenses were $1.4 million for the six months ended June 30, 2017 primarily related to our secondary offerings as well as certain corporate development activity, including the RowdMap Acquisition.

Interest expense

Interest expense was $19.4 million for the six months ended June 30, 2018 as compared to $17.0 million for the six months ended June 30, 2017. The increase of $2.4 million was primarily due to an increase in LIBOR and a $0.7 million increase in interest expense related to our interest rate cap agreements. This increase was partially offset by the lower principal balance on our First Lien Term Loans as a result of scheduled principal payments over the past year.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.2 million for the six months ended June 30, 2017 related to the payment of fees and write-off of unamortized debt issuance costs and original issue discount as a result of repricing of our First Lien Term B Loans.

Other non-operating income

Other non-operating income was $0.6 million for the six months ended June 30, 2018 as compared to $1.0 million for the six months ended June 30, 2017. The decrease of $0.4 million was primarily due to foreign exchange gains related to our operations in India.

Income tax expense

Income tax expense was $22.9 million for the six months ended June 30, 2018 as compared to $6.9 million for the six months ended June 30, 2017. The increase of $16.0 million was primarily the result of an increase in pre-tax income for the six months ended June 30, 2018 and additional expense of $1.9 million related to nondeductible transaction-related expenses. In addition, a valuation allowance of $0.2 million was recorded to reflect the portion of the deferred tax asset on state tax credits that is more likely than not to be realized, partially offset by a $3.9 million tax benefit related to stock option exercises and vesting of restricted stock units. The impact of these items relative to the pre-tax income for the six months ended June 30, 2018 resulted in the increase to the effective tax rate. The effective tax rate for the six months ended June 30, 2018 was 24.5% compared to 12.5% for the six months ended June 30, 2017. During the six months ended June 30, 2017, we recorded a $13.0 million tax benefit related to stock option exercises and vesting of restricted stock units, a tax benefit of $0.3 million related to the settlement of an uncertain tax position due to the closure of our audit with the Internal Revenue Service as well as a tax benefit of $0.7 million related to the filing of amended state tax returns as a result of certain tax planning.

Segment net revenue and operating income

Healthcare segment net revenue was $362.1 million for the six months ended June 30, 2018 as compared to $291.4 million for the six months ended June 30, 2017. The increase of $70.7 million was primarily due to an increase of $63.3 million in retrospective claims accuracy revenue, which includes the $47.2 million release of the estimated liability for refunds and appeals under our original Medicare RAC contract as well as the impact from improved conversions and strength in our clinical chart validation solutions. Other healthcare revenue increased $8.1 million primarily related to the impact of the RowdMap Acquisition. Prospective claims accuracy revenue decreased $0.7 million due to the addition of new clients partially offset by membership and platform changes, clients exiting markets and the impact of certain delays in policy adoption. Additionally, estimated refund liabilities increased driven by the ramping of new clients and changes in estimates based on new information received.

Global Retail and Other segment net revenue was $34.4 million for the six months ended June 30, 2018 as compared to $36.4 million for the six months ended June 30, 2017. The decrease of $2.0 million was primarily the result of the exit of non-core contracts and the impact of large settlements in the first quarter of 2017.

Healthcare segment operating income was $106.9 million for the six months ended June 30, 2018 as compared to $69.9 million for the six months ended June 30, 2017. The increase in operating income of $37.0 million was the result of an increase in net revenue noted above partially offset by an increase in stock-based compensation of approximately $12.8 million due to additional equity grants including the issuance of restricted stock in connection with the RowdMap Acquisition. Compensation expense increased approximately $7.1 million due to an increase in the number of employees in our growing Healthcare segment and $1.2 million due to variable compensation expense related to the release of the estimated liability for refunds and appeals under our original Medicare RAC contract. Transaction-related expenses increased approximately $5.8 million due to the proposed Verscend Merger. Software licensing costs increased $2.6 million and rent and occupancy increased approximately $1.8 million as a result of relocated and expanded facility locations. Depreciation and amortization expense increased $1.6 million due to our continued investments in capital expenditures. Employee related expenses increased approximately $0.4 million due to an increase in the number of employees. Other variable costs increased approximately $0.4 million.

Global Retail and Other segment operating income was $5.2 million for the six months ended June 30, 2018 as compared to $4.2 million for the six months ended June 30, 2017. The net increase in operating income of $1.0 million was the result of a decrease of $3.5 million in compensation related expenses as a result of changes in our variable compensation plans. Additionally, software costs decreased approximately $0.3 million and depreciation and amortization expense decreased $0.3 million due to the retail segment becoming a smaller portion of our overall business and consequently resulting in a lower allocation of corporate expenses. This was partially offset by the decrease in net revenue noted above and an increase of approximately $0.8 million in professional and consulting fees. Transaction-related expenses increased approximately $0.2 million due to the proposed Verscend Merger. Rent and occupancy increased approximately $0.2 million as a result of relocated and expanded facility locations.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our credit facilities. As of June 30, 2018, we had cash and cash equivalents of $223.9 million and availability under the Revolver of $99.5 million. Our total debt principal outstanding was $768.5 million as of June 30, 2018.

In February 2018, we received an upgrade to our corporate credit rating from Moody’s to Ba3 which reduced the applicable margin for our First Lien Term B Loans by 25 basis points.

Our principal liquidity needs have been, and we expect them to continue to be, debt service, capital expenditures, working capital and potential mergers and acquisitions. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. Our capital expenditures were $21.2 million and $16.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase is primarily due to expenditures associated with enhancing our IT platform as well as new facility locations. Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next few years and will be funded primarily with cash provided by operating activities.

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

Summary of Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Net cash provided by operating activities	$78,714	$42,300
Net cash used in investing activities	(21,213)	(16,593)
Net cash provided by financing activities	990	885

Operating Activities

Net cash provided by operating activities was $78.7 million and $42.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily was due to a $40.1 million increase in net income adjusted for the exclusion of non-cash expenses, offset by approximately a $3.7 million decrease related to the effect of changes in operating assets and liabilities.

Net income adjusted for the exclusion of non-cash expenses was approximately $141.7 million for the six months ended June 30, 2018 as compared to $101.6 million for the six months ended June 30, 2017. The increase was primarily due to the release of $47.2 million in the estimated liability for refunds and appeals under our original Medicare RAC contract.

The effect of changes in operating assets and liabilities was a decrease of $63.0 million for the six months ended June 30, 2018 compared to a decrease of $59.3 million for the six months ended June 30, 2017. The most significant drivers contributing to this decrease relate to the following:

•

changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, decreased $1.6 million during the six months ended June 30, 2018 as compared to an increase of $11.1 million during the six months ended June 30, 2017;

•

changes in accrued compensation primarily driven by timing of payments related to changes in variable compensation programs and an increase in the number of employees impacting compensation-related expenses. Accrued compensation decreased $9.5 million during the six months ended June 30, 2018 as compared to a decrease of $20.6 million during the six months ended June 30, 2017; and

•	the release of $47.2 million in the estimated liability for refunds and appeals under our original Medicare RAC contract.

Investing Activities

Net cash used in investing activities was $21.2 million and $16.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in investing activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was due to an increase in capital expenditures primarily related to new facility locations and our ongoing investments, particularly as it relates to enhancing our information technology infrastructure and platforms to support our growing operations.

Financing Activities

Net cash provided by financing activities was $1.0 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by financing activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to $10.0 million in proceeds from the issuance of common stock under equity plans during the six months ended June 30, 2018 as compared to $10.5 million, partially offset by fees associated with the 2017 repricing of our First Lien Term B Loans of $0.7 million during the six months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 3 of the unaudited consolidated financial statements.

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

We are exposed to interest rate risk on our First Lien Credit Facilities, which bear interest at variable rates. As of June 30, 2018, we had $768.5 million outstanding principal under our long-term debt and $435.0 million notional debt outstanding related to interest rate cap agreements. Based on our outstanding debt as of June 30, 2018, and assuming that our mix of debt instruments, interest rate caps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of approximately $7.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.   Risk Factors

For a discussion of potential risks and uncertainties related to our Company and our business see the information in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K. The following risk factors relate to the proposed Verscend Merger, and should be read in connection with the risk factors included in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K.

Risks Related to the Verscend Merger

The announcement and pendency of the Verscend Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Uncertainty about the completion or effect of the Verscend Merger may affect the relationship between us and our employees, clients and suppliers, which may have an adverse effect on our business, financial condition and results of operations. These uncertainties may cause clients, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock. Verscend may terminate the Verscend Merger Agreement under certain circumstances, including if there is a material adverse change in our business. If that were to happen, we may not be entitled to a termination fee under the Verscend Merger Agreement, or the applicable termination fee may be insufficient to compensate us.

In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Our current and prospective employees may experience uncertainty about their roles following the Verscend Merger, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business if the Verscend Merger is not consummated. Adverse effects arising from the pendency of the Verscend Merger could be exacerbated by any delays in consummation of the Verscend Merger or termination of the Verscend Merger Agreement.

Failure to complete the Verscend Merger, or to complete the Verscend Merger timely, could negatively impact our stock price and our future business and financial results.

The proposed Verscend Merger is subject to various closing conditions such as the approval of our stockholders, among other customary closing conditions. It is possible that our stockholders will not approve the Verscend Merger or that a governmental authority may enjoin or otherwise prohibit the consummation of the Verscend Merger. If any condition to the closing of the Verscend Merger is not satisfied or, if permissible, waived, the Verscend Merger will not be completed. In addition, satisfying the conditions to the closing of the Verscend Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Verscend Merger.

If the Verscend Merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	we may be required to pay Verscend a termination fee of $100 million if the Verscend Merger Agreement is terminated under certain circumstances;
•

the Verscend Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Verscend Merger Agreement, may have been pursued;

•	we will be required to pay certain significant costs relating to the Verscend Merger, such as legal, accounting, financial advisor and printing fees; and

•

matters relating to the Verscend Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, in each case, without realizing any of the benefits of having completed the Verscend Merger, which may adversely affect our business and financial results. The market price of our common stock might decline materially as a result of any such failures to the extent that the current market prices reflect a market assumption that the Verscend Merger will be completed. If that were to occur, it is uncertain when, if ever, the price of our common stock would return to the price levels at which shares of our common stock currently trade.

We may also be negatively impacted if the Verscend Merger Agreement is terminated and our board of directors seeks but is unable to find another strategic transaction offering equivalent or more attractive benefits than the benefits expected to be provided in the Verscend Merger, or if we or our officers or members of our board of directors become subject to litigation related to entering into or failing to consummate the Verscend Merger.

Our directors and executive officers may have interests in the Verscend Merger different from the interests of our shareholders generally.

Certain of our directors and executive officers may have interests in the Verscend Merger which are different from, or in addition to, or in conflict with, those of our stockholders generally. These interests include treatment in connection with the Verscend Merger of Company equity awards as well as certain change-in-control severance payments and benefits, transition or retention awards, or other rights held by our directors and executive officers, as applicable, and the indemnification of former directors and officers by Verscend following consummation of the Verscend Merger. Such interests and benefits could have influenced the decisions of our directors and executive officers to support or approve the Verscend Merger.

The Verscend Merger Agreement contains provisions that may discourage other companies from trying to enter into a strategic transaction with us for greater consideration.

The Verscend Merger Agreement contains provisions that may discourage a third party from submitting an alternative proposal to us during the pendency of the proposed Verscend Merger as well as afterward, should the Verscend Merger not be consummated, that might result in greater value to our shareholders than the Verscend Merger. These Verscend Merger Agreement provisions include a prohibition on soliciting, or entering into discussions with any third party regarding, any alternative proposals, subject to limited exceptions. However, our board of directors is permitted to take actions that it believes, after consultation with its advisors, are necessary to not act in a manner inconsistent with its fiduciary duties, including withdrawing or modifying its recommendation in favor of the proposed Verscend Merger, so long as Verscend has the opportunity, if it desires, to negotiate the terms of the Verscend Merger to address the basis for the board’s recommendation change.

In addition, we may be required to pay to Verscend a termination fee in cash equal to $100 million in certain circumstances.

If the Verscend Merger Agreement is terminated and we determine to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of the proposed Verscend Merger.

We will be subject to certain contractual restrictions while the Verscend Merger is pending.

The Verscend Merger Agreement restricts us from making certain acquisitions and divestitures, entering into certain contracts, incurring material indebtedness and expenditures, repurchasing or issuing securities outside of existing equity award programs or our existing share repurchase program, and taking other specified actions without Verscend’s consent until the earlier of the completion of the Verscend Merger or the termination of the Verscend Merger Agreement. These restrictions may, among other matters, prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Verscend Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Verscend Merger could be exacerbated by any delays in consummation of the Verscend Merger or the termination of the Verscend Merger Agreement.

We will incur significant transaction-related expenses in connection with the Verscend Merger.

We have incurred and expect to incur a number of non-recurring costs associated with the Verscend Merger. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, retention or severance and other employee benefit-related expenses, public company filing fees and other regulatory expenses, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Verscend Merger is completed.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the RowdMap Acquisition in July 2017, we issued an aggregate of 768,021 shares of restricted common stock to certain employees of RowdMap in connection with their continued employment with us. Half of these shares were subject to continued employment and performance-based vesting requirements calculated as of the first anniversary of the closing of the acquisition. In accordance with these vesting requirements, a total of 350,569 shares of such restricted stock vested in July 2018. The remaining 33,440 shares of restricted stock were cancelled as the vesting requirements were not satisfied. The other half are subject to continued employment, with one-third vesting on each of the first three anniversaries of the closing of the acquisition. These issuances were made in reliance on an exemption or exclusion from the registration requirements of Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1†

Agreement and Plan of Merger, dated as of June 19, 2018, by and among Verscend Technologies, Inc., Rey Merger Sub, Inc. and Cotiviti Holdings, Inc. (the “Company”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37787) filed on June 22, 2018).

10.1*‡	Transaction Bonus Agreement, dated as of June 19, 2018, between the Company and Bradley Ferguson.

10.2*‡	Transaction Bonus Agreement, dated as of June 19, 2018, between the Company and David Beaulieu.

10.3*‡	Transaction Bonus Agreement, dated as of June 19, 2018, between the Company and Jonathan Olefson.

10.4*‡	Transaction Bonus Agreement, dated as of June 19, 2018, between the Company and Nord Samuelson.

10.5*‡	Retention Agreement, dated as of June 19, 2018, between the Company and Adrienne Calderone.

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

†  The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

*  Filed herewith.

‡  Management contract or compensatory plan, contract or arrangement.

** Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTIVITI HOLDINGS, INC.

Date: July 26, 2018	By:	/s/ BRADLEY A. FERGUSON
		Name:	Bradley A. Ferguson
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)